Form 10QSB
period 2001-06-30
CAVALCADE OF SPORTS MEDIA INC
filed 2001-08-20
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

                        Commission file number 000-27987
                                               ---------

                         CAVALCADE OF SPORTS MEDIA, INC
                         ------------------------------
                 (Name of Small Business Issuer in its charter)

                        NEVADA                           33-0766069
                        ------                           ----------
     (State of jurisdiction of incorporation)     (IRS Employer I.D. Number)

                12268 Via Latina               Del Mar, CA 92914
                ------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number (858) 481-2207
                                                --------------
     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes   X     No
                ----        ----

Indicate the number of shares outstanding of each of the issuer's class of common stock. THE REGISTRANT HAD 11,358,124 SHARES OF ITS COMMON STOCK OUTSTANDING AS OF AUGUST 17, 2001.

                         Cavalcade of Sports Media, Inc
                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2001

                                Table of Contents

Part I:    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets:
           June 30, 2001 and December 31, 2000

           Condensed Consolidated Statement of Losses:
           Three Months and Six Months Ended June 30, 2001 and 2000 and The Period from July 29, 1997 (Date of Inception) to
           June 30, 2001

           Condensed Consolidated Statement of Cash Flows:
           Six Months Ended June 30, 2001 and 2000 and
           The Period from July 29, 1997 (Date of Inception) to
           June 30, 2001

           Condensed   Consolidated   Statement   of   Deficiency   in
           Stockholder's Equity for the period July 29, 1997 (Date of Inception) to June 30, 2001

           Notes to Condensed Consolidated Financial Statements:
           June 30, 2001

Item 2.    Management's Discussion and Analysis

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Part I Financial Information

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                      Condensed Consolidated Balance Sheet

                                                                                      JUNE 30, 2001               DECEMBER 31, 2000
                                                                                      -------------               -----------------
                                                                                       (Unaudited)
                                 ASSETS

Current assets:
     Cash and equivalents                                                                   $    6,310                 $  59,840
     Advances                                                                                   25,000                     5,000
                                                                                            ----------                ----------
Total current assets                                                                            31,310                    64,840

Property, Plant & Equipment

    Office Furniture, net                                                                        1,520                         -

Other assets:
     Film Library, at cost (Note B)                                                            528,577                   392,752
     Goodwill, net of amortization of $ 147,139 at June 2001 and $98,093
at December 31, 2000                                                                           343,328                   392,374
                                                                                            ----------                ----------
Total Other Assets                                                                             871,905                   785,126

                                                                                             $ 904,735                 $ 849,966
                                                                                             ==========               =========

           LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                                                   $ 300,882                 $ 211,895
     Other Accrued Liabilities                                                                 380,000                   380,000
     Note Payable (Note C)                                                                     832,000                   557,000
     Advances from Officers (Note E)                                                           192,454                   317,453
                                                                                            ----------                ----------
Total Current Liabilities                                                                    1,705,336                 1,466,348


Deficiency in Stockholders' equity (Note D):

     Preferred stock, par value, $0.001 per share; 10,000,000 shares authorized;
none issued at June 30, 2001 and December 31, 2000

                                                                                                     -                         -
     Common stock, par value, $0.001 per share;  100,000,000 shares authorized ;
11,283,124  and  10,863,124  issued  at June 30,  2001 and  December  31,  2000, respectively

                                                                                                11,283                    10,863
     Additional paid-in-capital                                                              1,408,121                   880,541
     Deficit accumulated during development stage                                           (2,220,005)               (1,507,786)
                                                                                            ----------                ----------
Deficiency in Stockholders' Equity                                                            (800,601)                 (616,382)
                                                                                            ----------                ----------
                                                                                             $ 904,735                 $ 849,966
                                                                                            ==========                ==========



See accompanying footnotes to the unaudited condensed consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                   Condensed Consolidated Statement of Losses

                                                                                                                    For the Period
                                                                                                                 July 29, 1997 (Date
                                                 Three Months Ended June 30,           Six Month Ended June 30,    of Inception) to
                                                   2001                2000            2001                 2000    June 30, 2001
                                                   ----                ----            ----                 ----    --------------

Revenues:                                               $       -        $      -       $       -    $          -     $         -

Costs and Expenses:
     Selling, general and administrative
                                                            287,976         256,822         617,356         348,618       1,726,164
     Interest expense                                        29,874             -            45,647              19          77,497
     Amortization and depreciation expense
                                                             24,693          24,524          49,216          49,047         147,309
                                                       ------------    ------------    ------------    ------------    ------------
 Total Costs and Expenses                                   342,543         281,258         712,219         427,755       1,950,970
                                                       ------------    ------------    ------------    ------------    ------------
Loss from Operations                                       (342,543)       (281,258)       (712,219)       (397,683)     (1,950,970)
                                                       ------------    ------------    ------------    ------------    ------------
Other Income:
     Miscellaneous Income                                       -               -               -               -             4,766

     Interest Income                                            -                77             -               130             130
                                                       ------------    ------------    ------------    ------------    ------------
                                                                -                77             -               130           4,896
                                                       ------------    ------------    ------------    ------------    ------------
Loss from continuing operations, before
income taxes and discontinued operations                  (342,543)       (281,181)       (712,219)       (397,553)     (1,946,074)
                                                       ------------    ------------    ------------    ------------    ------------

Income (taxes) benefit

Loss from continuing operations, before
discontinued operations                                    (342,543)       (281,181)       (712,219)       (397,553)     (1,946,074)
                                                       ------------    ------------    ------------    ------------    ------------
Loss from discontinued operations                               -            53,747             -            30,072        (352,905)

Income (loss) on disposal of discontinued
operations, net
                                                                -               -               -               -            78,974

Net Loss                                               $   (342,543)   $   (227,434)   $   (712,219)   $   (367,481)   $ (2,220,005)
                                                       ------------    ------------    ------------    ------------    ------------

Income (loss) per common share (basic and
assuming dilution)                                     $      (0.03)   $      (0.02)   $      (0.06)   $      (0.03)   $      (0.30)
                                                       ------------    ------------    ------------    ------------    ------------

Continuing Operations                                  $      (0.03)   $      (0.03)   $      (0.06)   $      (0.04)   $      (0.26)
Discontinued Operations                                $         -     $       0.01    $         -     $        -      $      (0.05)

Weighted average shares outstanding
                                                         11,220,902      10,735,270      11,140,902      10,694,768       7,343,839



See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC

                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY) FOR THE PERIOD JULY 29,1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001


                                                                                                                  Additional
                                                                Preferred                    Common      Stock     Paid in
                                                                  Shares    Stock Amount     Shares      Amount    Capital
                                                           ---------------------------------------------------------------------
Shares issued at date of inception (July 29, 1997) to
founders in exchange for contribution of organization
costs valued @ $.91 per shares, as restated                           -          -          12,657          12        11,541

Net Loss                                                              -          -            -             -             -
                                                                    ----       ----          ----         ----          ----
Balance at December 31, 1997 as restated                              -          -          12,657           12       11,541

Shares issued January 1, 1998 in exhange for Gemma
Global, Inc., valued @ $.001 per shares, as restated
(Note D)                                                              -          -              10            -           -

Shares issued December 22, 1998 to consultants in
exchange for services valued @ $.002 per shares (Note D)              -          -       1,112,500         1,113         889

Shares issued December 22, 1998 to President in exchange
for debt valued @ $.002 per shares (Note D)                           -             -    8,333,333         8,333        6,667

Operating expenses incurred by principal shareholder                  -             -            -             -        8,925

Net Loss                                                              -             -             -            -            -
                                                                 --------        ----   -----------       ------      --------
Balance at December 31, 1998                                          -             -    9,458,500         9,458       28,022

Shares issued on April 13, 1999 for cash in connection
with private placement @ $1.00 per share (Note D)                     -             -        4,000             4        3,996

Shares issued on April 13, 1999 to consultants in
exchange for services valued @ $1.00per share (Note D)                -             -      180,000           180      179,820

Shares issued May 28, 1999 in exchange ofr services
valued @ $.001 per share (Note D)                               855,000           855            -             -            -

Contribution of shares to trasuery on September 30, 1999
by principal shareholder (Note D)                                     -             -    (2,821,440)           -        2,821

Shares issued on November 12, 1999 for cash in connection
with private placement @ $.10 per share (Note D)                      -             -    1,000,000         1,000       99,000

Release of shares held in treasury and acquisition of
Cavalcade of Sports Network, Inc on December 16, 1999
(Note D)                                                              -             -    2,821,440             -      279,323

Operating expenses incurred by principal shareholder                  -             -            -             -        6,000

Net Loss                                                              -             -            -             -            -
                                                                 --------        ----   -----------       ------      --------
Balance at December 31, 1999                                     855,000          855   10,642,500        10,642      598,982


                                                               Deficfit
                                                               Accumulated
                                                                During
                                                              Development    Treasury
                                                                 Stage         Stock        Total
                                                          ---------------------------------------
Shares issued at date of inception (July 29, 1997) to
founders in exchange for contribution of organization
costs valued @ $.91 per shares, as restated                          -            -         11,553

Net Loss                                                             -            -            -
                                                               ---------       ----       ---------
Balance at December 31, 1997 as restated                             -            -         11,553

Shares issued January 1, 1998 in exhange for Gemma
Global, Inc., valued @ $.001 per shares, as restated
(Note D)                                                             -            -            -

Shares issued December 22, 1998 to consultants in
exchange for services valued @ $.002 per shares (Note D)             -            -          2,002

Shares issued December 22, 1998 to President in exchange
for debt valued @ $.002 per shares (Note D)                          -            -         15,000

Operating expenses incurred by principal shareholder                 -            -          8,925

Net Loss                                                       (212,773)          -       (212,773)
                                                               ---------       ----       ---------
Balance at December 31, 1998                                   (212,773)          -       (175,293)

Shares issued on April 13, 1999 for cash in connection
with private placement @ $1.00 per share (Note D)                     -           -          4,000

Shares issued on April 13, 1999 to consultants in
exchange for services valued @ $1.00per share (Note D)                -            -       180,000

Shares issued May 28, 1999 in exchange for services
valued @ $.001 per share (Note D)                                     -            -           855

Contribution of shares to trasuery on September 30, 1999
by principal shareholder (Note D)                                   -         (2,821)            -

Shares issued on November 12, 1999 for cash in connection
with private placement @ $.10 per share (Note D)                    -             -        100,000

Release of shares held in treasury and acquisition of
Cavalcade of Sports Network, Inc on December 16, 1999
(Note D)                                                            -          2,821       282,144

Operating expenses incurred by principal shareholder                -             -          6,000

Net Loss                                                      (438,045)           -       (438,045)
                                                               ---------       ----       ---------
Balance at December 31, 1999                                  (650,818)           -        (40,339)

  See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC
                          (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY) FOR THE PERIOD JULY 29,1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001



                                                                                                                   Additional
                                                              Preferred                     Common                    Paid in
                                                                 Shares  Stock Amount       Shares  Stock Amount      Capital
                                                           -------------------------------------------------------------------
Balance Forward                                                 855,000           855   10,642,500        10,642      598,982

Shares issued in March 2000 in exchange for debt @ $1.25
per share                                                             -             -       61,798            62       77,185

Shares issued March 28, 2000 in exchange for services @
$1.25 per share                                                       -             -        2,100             2        2,623

Shares issued April 27, 2000 in exchange for services @
$1.25 per share                                                       -             -        7,500             8        9,367

Shares issued May 8, 2000 in exchange for services @
$1.25 per share                                                       -             -       12,500            13       15,612

Shares issued May 17, 2000 in exchange for services @
1.25 per share                                                        -             -       25,000            25       31,225

Shares issued June 2000 in exchange for debt @ $1.25 per
share                                                                 -             -        4,000             4        4,996

Shares issued June 2000 in exchange for services @ $1.25
per share                                                             -             -       17,666            18       22,065

Shares issued July 25, 2000 in exchange for debt @ $1.25
per share                                                             -             -        1,000             1        1,249

Shares issued August 2000, in exchange for services @
$1.25 per share                                                       -             -       65,000            65       81,185

Conversion of preferred stock on September 18, 2000 (Note
D)                                                             (855,000)         (855)           -             -            -

Shares issued October 13, 2000, in exchange for services
@ $1.25 per share                                                     -             -        1,060             1        1,324

Shares issued October 30, 2000 in exchange for services @
$1.25 per share                                                       -             -       20,000            20       24,980

Shares issued November 9, 2000 in exchange for services @
$1.25 per share                                                       -             -        2,500             2        3,123

Shares issued December 1, 2000 in exchange for services @
$1.25 per share                                                       -             -          500             -          625

Operating expenses incurred by principal shareholder                  -             -            -             -        6,000

Net Loss                                                              -             -            -             -            -
                                                               --------        -------      -------       -------       ------

Balance at December 31, 2000                                          -             -   10,863,124        10,863      880,541


                                                                     Deficfit
                                                                  Accumulated
                                                                       During
                                                                  Development      Treasury
                                                                        Stage         Stock        Total
                                                                -----------------------------------------
Balance Forward                                                     (650,818)             -     (40,339)

Shares issued in March 2000 in exchange for debt @ $1.25
per share                                                                   -             -       77,247

Shares issued March 28, 2000 in exchange for services @
$1.25 per share                                                             -             -        2,625

Shares issued April 27, 2000 in exchange for services @
$1.25 per share                                                             -             -        9,375

Shares issued May 8, 2000 in exchange for services @
$1.25 per share                                                             -             -       15,625

Shares issued May 17, 2000 in exchange for services @
1.25 per share                                                              -             -       31,250

Shares issued June 2000 in exchange for debt @ $1.25 per
share                                                                       -             -        5,000

Shares issued June 2000 in exchange for services @ $1.25
per share                                                                   -             -       22,083

Shares issued July 25, 2000 in exchange for debt @ $1.25
per share                                                                   -             -        1,250

Shares issued August 2000, in exchange for services @
$1.25 per share                                                             -             -       81,250

Conversion of preferred stock on September 18, 2000 (Note
D)                                                                          -             -        (855)

Shares issued October 13, 2000, in exchange for services
@ $1.25 per share                                                           -             -        1,325

Shares issued October 30, 2000 in exchange for services @
$1.25 per share                                                             -             -       25,000

Shares issued November 9, 2000 in exchange for services @
$1.25 per share                                                             -             -        3,125

Shares issued December 1, 2000 in exchange for services @
$1.25 per share                                                             -             -          625

Operating expenses incurred by principal shareholder                        -             -        6,000

Net Loss                                                            (856,968)             -     (856,968)
                                                                    ---------        -------    ---------
Balance at December 31, 2000                                      (1,507,786)             -     (616,382)


  See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
     FOR THE PERIOD JULY 29,1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

                                                                                                                       Additional
                                                            Preferred          Stock       Common            Stock       Paid in
                                                              Shares           Amount      Shares            Amount      Capital
                                                           -------------------------------------------------------------------------
Balance Forward                                                    -             -       10,863,124          10,863        880,541

Shares issued in January 2001, in exchange for services @
$1.25 per share                                                    -             -          200,000             200        249,800

Shares issued in April 2001, in exchange for services @
$1.25 per share                                                    -             -          120,000             120        149,880

Shares issued in April 2001, in exchange for advances
from officers @ $1.25 per share                                    -             -          100,000             100        124,900

Operating expenses incurred by principal shareholder               -             -                -               -          3,000

Net loss for period ended June 30, 2001                            -             -                -               -              -
                                                              --------   ----------    -------------      ---------     ------------
Balance at June 30, 2001                                      $    -     $       -      $11,283,124       $  11,283     $ 1,408,121
                                                              ========   ==========     ============      ==========    ============



                                                                     Deficfit
                                                                    Accumulated
                                                                     During
                                                                    Development        Treasury
                                                                      Stage              Stock        Total
                                                                 ---------------------------------------------
Balance Forward
                                                                    (1,507,786)             -        (616,382)

Shares issued in January 2001, in exchange for services @
$1.25 per share                                                               -             -          250,000

Shares issued in April 2001, in exchange for services @
$1.25 per share                                                               -             -          150,000

Shares issued in April 2001, in exchange for advances
from officers @ $1.25 per share                                               -             -          125,000

Operating expenses incurred by principal shareholder                          -             -            3,000


Net loss for period ended June 30, 2001                                 (712,219)           -         (712,219)
                                                                     ------------     -----------    -----------
Balance at June 30, 2001                                             $(2,220,005)     $     -       $ (800,601)
                                                                     ============     ===========    ===========


  See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                 Condensed Consolidated Statement of Cash Flows

                                                                                                    For the Period July 29,
                                                                    Six Months Ended June 30,     1997(Date of Inception) to
                                                                      2001            2000                June 30, 2001
                                                                      ----            ----              ------------------
Cash flows from operating activities:
     Net loss for the period from continuing operations               $(712,219)      $(427,625)           $ (1,951,074)

     Adjustments to reconcile net earnings to net cash provided by operating activities:

      Loss from discontinued operations                                        -               -                (352,905)
      Amortization                                                        49,216          49,047                 147,309
     Organization and acquisition costs expensed
                                                                               -               -                  11,553
     Common Stock issued in exchange for Services
                                                                         400,000          85,958                 785,838
     Disposal of business segment, net                                         -               -                  78,974
     Common Stock issued in exchange for Debt                                  -          77,248                 108,498
     Preferred Stock issued in exchange for Services
                                                                               -               -                     855
     Conversion of preferred stock                                             -               -                    (855)
     Write off of  acquired asset                                              -               -                   5,000
     Expenses paid by principal shareholder                                3,000               -                  23,925
    Expenses paid by shareholders in exchange for common stock
                                                                               -               -                  25,000
          (Increase) decrease in:
               Advances                                                  (20,000)              -                 (20,000)
          Increase (decrease)  in:
 Accounts payable and accrued expenses, net                               88,988         (77,248)                 71,302
                                                                      ----------       ---------             -----------
    Net cash used in operating activities                               (191,015)       (292,620)             (1,066,580)

Cash flows used in investing activities:
    Acquisition of Film Library and footage production costs
                                                                        (135,825)         13,328                (189,080)
    Acquisition of Office Furniture                                       (1,690)              -                  (1,690)
   Cash acquired in connection with acquisition
                                                                               -               -                  35,207
                                                                      ----------       ---------             -----------
     Net cash used in investing activities                              (137,515)         13,328                (155,563)

Cash flows (used in)/provided by financing activities:

    Advances from officer                                                      -          31,625                 317,453
     Proceeds from issuance of Notes Payable
                                                                         275,000         217,000                 832,000
    Proceeds from issuance of Common Stock                                  -               -                    79,000
                                                                      ----------       ---------             -----------
     Net cash used in financing activities                               275,000         248,625               1,228,453

Net increase (decrease)  in cash and equivalents
                                                                         (53,530)        (30,667)                  6,310

Cash and cash equivalents at January 1                                    59,840          37,795                       -
                                                                      ----------       ---------             -----------

Cash and cash equivalents at June 30                                    $  6,310         $ 7,128               $   6,310
                                                                      ==========        ========              ==========

  See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                 Condensed Consolidated Statement of Cash Flows

Supplemental Information:

Cash paid during the period for interest                              $     -            $    -           $     -
Cash paid during the period for taxes                                       -                 -                 -
Common Stock issued for services                                      400,000            88,958           785,838
Preferred Stock issued in exchange for services
                                                                            -                 -               855
Conversion of preferred stock                                               -                 -              (855)
Common Stock issued in exchange for debt                              125,000            77,248           223,498
Acquisition of Treasury Stock                                               -                 -            (2,821)
       Acquisition:
         Assets acquired                                                    -                 -           379,704
         Goodwill                                                           -                 -           490,467
         Accumulated deficit                                                -                 -                 -
         Liabilities assumed                                                -                 -          (588,027)
         Common Stock Issued                                                -                 -          (282,144)
                                                                      -------            ------          --------
         Net Cash paid for Acquisition                                 $   -             $   -           $     -
                                                                      =======            ======          ========

 Liabilities disposed of in disposition of business, net
                                                                       $    -             $   -          $ 79,374
      Net cash received in disposition of business
                                                                       $   -              $   -          $     -
                                                                      =======            ======          ========


  See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 310(b) of Regulation S-B, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-SB, as amended.

BUSINESS AND BASIS OF PRESENTATION

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2001, the Company has accumulated losses of $ 2,220,005.

The consolidated financial statements include the accounts of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc. and Global Group International, Inc. Significant inter-company transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company follows a policy of recognizing subscriber fee income as revenue in the period the service is provided.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

FILM LIBRARY

The inventories of the Company's nostalgic sports film and footage ("Film Library") are stated at the lower of unamortized acquisition cost or net realizable value. Cost principally consists of direct acquisition costs of the films and footage of previously televised programs and events, post-production costs, and production overhead. The Company's Film Library is amortized on a straight-line basis over a period not to exceed five years starting once footage is ready for distribution. The straight line method of amortization is also used for tax purposes. The unamortized costs of the Film Library are classified as noncurrent assets.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses incurred.


INCOME TAXES

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

GOODWILL AND OTHER INTANGIBLES


Goodwill represents the excess of the purchase price over the fair value of assets acquired by the company and is being amortized on a straight-line basis over a period not exceeding five years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset or assets as measured by discounted current and expected future operating income of that specified group of assets and expected discounted future cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon the expected discounted future cash flows

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

STOCK BASED COMPENSATION

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

LIQUIDITY

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. For the period from inception through June 30, 2001, the Company has accumulated losses of $ 2,220,005. The Company's current liabilities exceeded its current assets by $ 1,674,026 as of June 30, 2001. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMPREHENSIVE INCOME

The Company does not have any items of comprehensive income in any of the periods presented.

 SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

NET LOSS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

NOTE B- FILM LIBRARY

The Company's Film Library is comprised of nostalgic sports films and footage which resides in the public domain. The Company does not have enforceable legal rights to control the access and distribution of the content of these films and footage.

The Company's Film Library at June 30, 2001 and December 31, 2000 consists of the following:

                                                                             JUNE 30, 2001                 DECEMBER 31, 2000
                                                                             -------------                 -----------------
Nostalgic   sports  films  and  footage   acquisition   and  direct
production  costs
                                                                                $ 528,577                        $  392,752
                                                                                =========                        ==========

Post production costs capitalized during the six months ended June 30, 2001 were $132,325.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE C- NOTES PAYABLE

Notes payable at June 30, 2001 and December 31, 2000 are as follows:

                                                                                      JUNE 30, 2001            DECEMBER 31, 2000
                                                                                      -------------            -----------------
12 %  convertible  subordinated  payable,  unsecured  and due December 31, 2000;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness  of the  registration  of the  Company's  common  stock  under the
Securities  Act of 1933 at a rate of $1.25 per  share.  In the event the  unpaid principal amount of the notes, together with any accrued and unpaid interest,are not  converted , or paid in full by December 31, 2000 then  interest  accrues at
18% per annum until paid in full.  The Company is in default  under the terms of
the Note Agreements (See Note D)                                                         $ 682,000                   $ 457,000

18% note  payable,  unsecured;  principal  together  with  accrued  interest due
February 2001; guaranteed by the Company's President                                       150,000                     100,000

                                                                                           832,000                     557,000

Less: current portion                                                                     (832,000)                   (557,000)
                                                                                        ----------                  ----------
                                                                                        $        -                  $       -
                                                                                        ==========                  ==========


NOTE D-CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock , with a par value of $.001 per share. The Company has also authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share.

The Company's predecessor was Tren Property Corp., an inactive company with no significant operations incorporated under the laws of the State of Delaware in July 1997. The Company issued 11,553,100 shares of common stock to the initial shareholders in exchange for initial organization costs. The stock issued was valued at $.001 per share, which represents the fair value of the services received. In February 1998, Tren Property Corp. changed its name to Gemma Global, Inc. ("Gemma").

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE D-CAPITAL STOCK (continued)

In April 1998, the shareholders of Gemma exchanged all of their outstanding shares on a share for share basis for shares of the common stock of Gemma Global, Inc., an inactive company with no significant operations, organized under the laws of the State of Nevada ("Company"). The Company's sole asset was a License Agreement granting the Company the right to manufacture and distribute women's shoes. The Company issued 10,000 shares of common stock to the shareholders of Gemma Global, Inc. in exchange for the License Agreement. The stock issued was valued at $.001 per share, which represents the fair value of the License Agreement.

In December 1998, the Company's Board of Directors approved a one (1) share for one thousand (1,000) share reverse stock split. The accompanying financial statements have been restated to give effect for the reverse split.

In December 1998, the Company issued 1,112,500 shares of common stock to non-employees in exchange for legal and financial advisory services rendered to the Company. The stock issued was valued at approximately $.02 per share, which represents the fair value of the services received, which did not differ materially from the value of the stock issued.

In December 1998, the Company issued 8,333,333 shares of common stock in exchange for a $ 15,000 loan payable to the Company's principal shareholder and Chief Executive Officer. The Shareholder subsequently issued an aggregate of 2,625,000 of the shares of stock to certain consultants deemed essential to the continuance of the Company's principal business at the time, that of developing a shoe manufacturing, sales and distribution enterprise. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the consulting expense as a current expense and a corresponding capital contribution. The stock issued was valued at $ 2,925, or approximately $.0012 per share, which represents the fair value of the stock issued.

In March 1999, the Company was renamed Pioneer 2000, Inc. In December, 1999 the Company was renamed Cavalcade of Sports Media, Inc.

In April 1999, the Company issued 4,000 shares of common stock in exchange for $ 4,000 in connection with a private placement memorandum.

In April 1999, the Company issued 180,000 shares of common stock to a non-employee in exchange for financial advisory services rendered to the Company. The stock issued was valued at $1.00 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services received.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE D-CAPITAL STOCK (continued)

In May 1999, the Company authorized and issued a series of 855,000 shares of the Company's preferred stock as convertible preferred stock ("1999 Global Group Series") to the Company's management and advisors who had been unsuccessful in developing the Company's shoe apparel business segment in exchange for those individuals continuing to devote their services to developing the shoe business segment.

At the time of the issuance of the preferred shares, the Company's shoe apparel segment had no operations, liabilities in excess of its assets and was in default under the terms of its License Agreements. The stock issued was valued at approximately $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

The holders of the convertible preferred stock shall only be entitled to receive dividends from earnings of the Company's wholly-owned subsidiary, Global Group International, Inc. Global International, Inc.'s principal asset is the License Agreement to manufacture and distribute women's' shoes. Such dividends shall be equal to ten percent (10%) of the subsidiary's earnings on a quarterly basis. Earnings are defined as net income after taxes. Any earned, but unpaid dividends shall be accrued. In the event of liquidation, dissolution, or winding up of the Company, the holders of the 1999 Global Group Series convertible preferred stock shall be entitled to receive out of assets of the Company, solely the common stock of Global Group, International, Inc.

In December 1999, the Company issued 1,000,000 shares of common stock in exchange for $75,000 and payment of $ 25,000 of Company expenses, in connection with a private placement to accredited investors.

In connection with the acquisition of Cavalcade of Sports Network, Inc., the Company assumed a $ 380,000 liability representing advances by private investors to Cavalcade of Sports Network, Inc. Subject to the Company registering its common stock, the Company has agreed to offer shares of the Company's common stock to the investors in exchange for the advances based upon the price per share of the registration.

During the year ended December 31, 2000, the Company issued 66,798 shares of common stock in exchange for debts assumed by the Company in connection with its acquisition of Cavalcade of Sports Network, Inc. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares at the dates of issuance.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE D-CAPITAL STOCK (continued)

During the year ended December 31, 2000, the Company issued 153,826 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation cost of $192,282 was charged to income during the year ended December 31, 2000.

In January 2001, the Company issued 200,000 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation costs of $250,000 was charged to income during the period ended March 31, 2001.

In April 2001, the Company issued 220,000 shares of the Company's common stock. The shares are comprised of 120,000 shares issued to consultants in exchange for services rendered to the company, and 100,000 shares issued in exchange for a reduction in advances from officers. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares issued during the periods the services were rendered.

In addition, the Company increased additional paid in capital by $3,000 for operating expenses incurred by a principal shareholder.

NOTE E-RELATED PARTY TRANSACTIONS

From the Company's inception in July 1997, the Company's Officer, Director and principal shareholder has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of the advances due the officer at June 30, 2001 and December 31, 2000 were $192,454 and $ 317,454, respectively. (See Note D).

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE F- DISCONTINUED OPERATIONS

On September 18, 2000, the holders of the Company's preferred stock elected to convert their shares to common stock of Global Group International, Inc. (see Note F). As a result of the conversion, the Company's interest in Global Group International, Inc., which represented the Company's shoe business segment, was reduced from 100% to less than 1%. As a result of the spin off of the subsidiary, the Company's shoe business segment is accounted for as a discontinued operation. Accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

ITEM 2.  Plan of Operations

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. The Company continues to utilize capital raised from the sale of Capital Notes. Our amended annual report (10-KSB) dated August 2, 2001 and cleared of all SEC comments on August 3, 2001 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

Overview

Results of Operations

The Company is in the development stage and is seeking to acquire and market retired sporting footage and events, which have been transferred to digital or Beta- SP format, for delivery to consumers and businesses via satellite and cable transmission. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this registration statement concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of our sports channel and nostalgic content, our ability to acquire and deliver high quality products at a price lower than currently available to consumers, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract customers at a steady rate and maintain customer satisfaction, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to the transferring of previously televised material onto Beta- SP, the broadcasting of nostalgic content, and the entertainment industry.

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in our second year of operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From our inception through June 30, 2001, we have not generated any revenues. We have incurred losses of $ 2,220,005 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of June 30, 2001, we had a working capital deficit of $1,674,026 As a result of our operating losses from our inception through June 30, 2001, we generated a cash flow deficit of $ 1,066,580 from operating activities. Cash flows used in investing activities was $ 155,563 during the period July 29, 1997 through June 30, 2001. We met our cash requirements during this period through the private placement of $79,000 of common stock, $ 832,000 from the issuance of capital and other notes (net of repayments), and $ 317,453 from advances from the Company's President.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditors report on the Company's December 31, 2000 financial statements states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant of equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees

From our inception through the period ended June 30, 2001, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of two (2) full and part time employees during the next 12 months. These employees will be Ed Litwak, our President and Director and an Administrative Assistant. The Company has entered into an informal employment agreement with Mr. Litwak, and is expected to formalize the agreement within the next 90 days. The Company also plans to use the advise of its Advisory Board on an as needed basis. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common stock.

PART II - OTHER INFORMATION

ITEM I               LEGAL PROCEEDINGS

We are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

ITEM 2.    CHANGES IN SECURITIES

During the second quarter of 2001, the Company issued 20,000 shares to an individual for public relations services. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In April of 2001, the Company issued 100,000 shares to an individual. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Also in April of 2001, the Company issued 100,000 shares to Ed Litwak, our President, in partial repayment of his previous advances made to the Company. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the second quarter of 2001.

ITEM 5 OTHER INFORMATION

N/A

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

           (a)    EXHIBIT INDEX


No.       Description of Exhibit

---       ----------------------

*3.1 Certificate of Incorporation of Tren Property Corp., filed July 29, 1997 in
     Delaware.

*3.2 Articles of Incorporation of Gemma Global, Inc., filed July 22, 1997 in Nevada.

*3.3 Reorganization Agreement between Tren Property Corp. and Edward E. Litwak, dated January 1, 1998.

*3.4 Certificate of Amendment to the Certificate of Incorporation of Tren Property Corp., changing its corporate name to Gemma Global, Inc. and increasing capital structure, filed February 23, 1998 in Delaware.

*3.5 Certificate of Ownership and Merger of Gemma Global, Inc. (a Nevada Corporation) with and into Tren Property Corp. (a Delaware Corporation), filed February 23, 1998 in Delaware.

*3.6 Articles/Certificate of Merger of Gemma Global, Inc. (a Nevada Corporation) with and into Gemma Global, Inc. formerly Tren Property Corp. (a Delaware Corporation) filed March 4, 1998 in Nevada.

*3.7 Articles of Incorporation of Gemma Global, Inc., filed March 5, 1998 in
     Nevada.

*3.8 Articles/Certificate of Merger (re-domestication) of Gemma Global , Inc.
     (Delaware) with and into Gemma Global, Inc. (Nevada) filed April 21, 1998.

*3.9 Articles of Amendment to the Articles of Incorporation of Gemma Global,
     Inc., changing name to Pioneer2000, Inc. and increasing capital structure, filed March 4, 1999 in Nevada.

*3.10 Certificate of Incorporation of Cavalcade of Sports Network, Inc., filed
      June 22, 1998 in New York.

*3.11 Articles of Incorporation of Global Group International, Inc., filed March
      23, 1999 in Nevada.

*3.12 Certificate of Designation,  Powers, Preferences and Rights of 1999-Global
      Group Series of Convertible Preferred Stock, filed December 14, 1999 in Nevada.

*3.13 Articles of Amendment to the Articles of Incorporation of Pioneer2000, changing corporate name to Cavalcade or Sports Media, Inc., filed December 17, 1999 in Nevada.

*3.14 Articles of Merger of Cavalcade of Sports Network, Inc. (New York) with and into Cavalcade of Sports Media, Inc. (Nevada), filed
      December 22, 1999 in Nevada.

*3.15 Certificate of Merger of Cavalcade of Sports Network, Inc. with and into
      Cavalcade of Sports Media, Inc., filed December 30, 1999 in New York.

*3.16 Bylaws of the Registrant.

*4.1  Subordinated Capital Note, Sample Copy

*4.2  Promissory Note

*10.1 Indemnification Agreement with Edward E. Litwak

*10.2 Indemnification Agreement with Nicolas Lagano, Jr.

*10.3 Indemnification Agreement with Carol Conners

*10.4 Indemnification Agreement with Michael Haynes

*10.5 Indemnification Agreement with Don Parson

*10.6 Indemnification Agreement with Dennis Murphy

*10.7 Indemnification Agreement with Edwin Rue

*10.8 License Agreement with Jennifer Gucci

*10.9 License Agreement with Gemma Gucci

*10.10 Assignment of License Agreements to Gemma Global, Inc.

*10.11 Gemma Global, Inc. Assignment of License Agreements to Global
       International, Inc.

*10.12 Consulting and Compensation Agreement with Robert Bubeck and
       Thomas O'Donnell

*10.13 License  Agreement  with Soccer Camps of America,  Inc. and Cosmos Soccer
       Club, Inc.

*10.14 License Agreement with Sekani, Inc.

-----------------------------
*   Previously filed with 10-SB

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Cavalcade of Sports Media, Inc.
                                 --------------------------------
                                 (Registrant)


Date August 17, 2001              /s/ Ed Litwak
--------------------              -------------------------------
                                  Ed Litwak, President