Form 10QSB/A
period 2001-06-30
CAVALCADE OF SPORTS MEDIA INC
filed 2001-08-21
CIK 1129284

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
                                                                                            ==========                ==========



See accompanying footnotes to the unaudited condensed consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                   Condensed Consolidated Statement of Losses

                                                                                                                    For the Period
                                                                                                                 July 29, 1997 (Date
                                                 Three Months Ended June 30,           Six Month Ended June 30,    of Inception) to
                                                   2001                2000            2001                 2000    June 30, 2001
                                                   ----                ----            ----                 ----    --------------

Revenues:                                               $       -        $      -       $       -    $          -     $         -

Costs and Expenses:
     Selling, general and administrative
                                                            287,976         256,822         617,356         348,618       1,726,164
     Interest expense                                        29,874             -            45,647              19          77,497
     Amortization and depreciation expense
                                                             24,693          24,524          49,216          49,047         147,309
                                                       ------------    ------------    ------------    ------------    ------------
 Total Costs and Expenses                                   342,543         281,346         712,219         397,683       1,950,970
                                                       ------------    ------------    ------------    ------------    ------------
Loss from Operations                                       (342,543)       (281,346)       (712,219)       (397,683)     (1,950,970)
                                                       ------------    ------------    ------------    ------------    ------------
Other Income:
     Miscellaneous Income                                       -               -               -               -             4,766

     Interest Income                                            -                77             -               130             130
                                                       ------------    ------------    ------------    ------------    ------------
                                                                -                77             -               130           4,896
                                                       ------------    ------------    ------------    ------------    ------------
Loss from continuing operations, before
income taxes and discontinued operations                  (342,543)       (281,269)       (712,219)       (397,553)     (1,946,074)
                                                       ------------    ------------    ------------    ------------    ------------

Income (taxes) benefit

Loss from continuing operations, before
discontinued operations                                    (342,543)      (281,269)       (712,219)       (397,553)     (1,946,074)
                                                       ------------    ------------    ------------    ------------    ------------
Loss from discontinued operations                               -           (6,397)             -          (30,072)       (352,905)

Income (loss) on disposal of discontinued
operations, net
                                                                -               -               -               -            78,974

Net Loss                                               $   (342,543)   $   (287,666)   $   (712,219)   $   (427,625)   $ (2,220,005)
                                                       ------------    ------------    ------------    ------------    ------------

Income (loss) per common share (basic and
assuming dilution)                                     $      (0.03)   $      (0.03)   $      (0.06)   $      (0.04)   $      (0.30)
                                                       ------------    ------------    ------------    ------------    ------------

Continuing Operations                                  $      (0.03)   $      (0.03)   $      (0.06)   $      (0.04)   $      (0.26)
Discontinued Operations                                $         -     $       0.00    $         -     $        -      $      (0.05)

Weighted average shares outstanding
                                                         11,220,902      10,735,270      11,140,902      10,694,768       7,343,839



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
                                                                     ============     ===========    ===========


  See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                 Condensed Consolidated Statement of Cash Flows

                                                                                                    For the Period July 29,
                                                                    Six Months Ended June 30,     1997 (Date of Inception) to
                                                                      2001            2000                June 30, 2001
                                                                      ----            ----              ------------------
Cash flows from operating activities:
     Net loss for the period from continuing operations               $(712,219)      $(397,553)           $ (1,946,074)

     Adjustments to reconcile net earnings to net cash provided by operating activities:

      Loss from discontinued operations                                        -         (30,072)               (352,905)
      Amortization                                                        49,216          49,047                 147,309
     Organization and acquisition costs expensed
                                                                               -               -                  11,553
     Common Stock issued in exchange for Services
                                                                         400,000          85,958                 785,838
     Disposal of business segment, net                                         -               -                  78,974
     Common Stock issued in exchange for Debt                                  -          77,248                 108,498
     Preferred Stock issued in exchange for Services
                                                                               -               -                     855
     Conversion of preferred stock                                             -               -                    (855)
     Write off of  acquired asset                                              -               -                   5,000
     Expenses paid by principal shareholder                                3,000               -                  23,925
    Expenses paid by shareholders in exchange for common stock                 -               -                  25,000

          (Increase) decrease in:
               Advances                                                  (20,000)              -                 (20,000)
          Increase (decrease)  in:
 Accounts payable and accrued expenses, net                               88,988         (77,248)                 66,302
                                                                      ----------       ---------             -----------
    Net cash used in operating activities                               (191,015)       (292,620)             (1,066,580)

Cash flows used in investing activities:
    Acquisition of Film Library and footage production costs
                                                                        (135,825)         13,328                (189,080)
    Acquisition of Office Furniture                                       (1,690)              -                  (1,690)
   Cash acquired in connection with acquisition
                                                                               -               -                  35,207
                                                                      ----------       ---------             -----------
     Net cash used in investing activities                              (137,515)         13,328                (155,563)

Cash flows (used in)/provided by financing activities:

    Advances from officer                                                      -          31,625                 317,453
     Proceeds from issuance of Notes Payable
                                                                         275,000         217,000                 832,000
    Proceeds from issuance of Common Stock                                  -               -                    79,000
                                                                      ----------       ---------             -----------
     Net cash used in financing activities                               275,000         248,625               1,228,453

Net increase (decrease)  in cash and equivalents
                                                                         (53,530)        (30,667)                  6,310

Cash and cash equivalents at January 1                                    59,840          37,795                       -
                                                                      ----------       ---------             -----------

Cash and cash equivalents at June 30                                    $  6,310         $ 7,128               $   6,310
                                                                      ==========        ========              ==========

  See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                 Condensed Consolidated Statement of Cash Flows

Supplemental Information:

Cash paid during the period for interest                              $     -            $    -           $     -
Cash paid during the period for taxes                                       -                 -                 -
Common Stock issued for services                                      400,000            85,958           785,838
Preferred Stock issued in exchange for services
                                                                            -                 -               855
Conversion of preferred stock                                               -                 -              (855)
Common Stock issued in exchange for debt                              125,000            77,248           233,498
Acquisition of Treasury Stock                                               -                 -            (2,821)
       Acquisition:
         Assets acquired                                                    -                 -           379,704
         Goodwill                                                           -                 -           490,467
         Accumulated deficit                                                -                 -                 -
         Liabilities assumed                                                -                 -          (588,027)
         Common Stock Issued                                                -                 -          (282,144)
                                                                      -------            ------          --------
         Net Cash paid for Acquisition                                 $   -             $   -           $     -
                                                                      =======            ======          ========

 Liabilities disposed of in disposition of business, net
                                                                       $    -             $   -          $ 79,374
      Net cash received in disposition of business
                                                                       $   -              $   -          $     -
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