Form 10QSB
period 2001-09-30
CAVALCADE OF SPORTS MEDIA INC
filed 2001-11-20
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2001

                        Commission file number 000-27987

                         Cavalcade of Sports Media, Inc
                 (Name of Small Business Issuer in its charter)

                                Nevada 33-0766069
       (State of jurisdiction of incorporation)(IRS Employer I.D. Number)

                       12268 Via Latina Del Mar, CA 92914
                    (Address of principal executive offices)

                  Registrant's telephone number (858) 481-2207

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 11,387,972 shares of its common stock outstanding as of November 5, 2001.

                         Cavalcade of Sports Media, Inc

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2001


                                Table of Contents



Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
                  September 30, 2001 and December 31, 2000

                  Condensed Consolidated Statement of Losses:
                  Three Months and Nine Months Ended September 30, 2001
                  and 2000 and  The Period from July 29, 1997
                  (Date of Inception) to September 30, 2001

                  Condensed Consolidated Statement of Deficiency in
                  Stockholder's Equity for the period July 29, 1997 (Date of
                  Inception) to September 30, 2001

                  Condensed Consolidated Statement of Cash Flows:
                  Nine Months Ended September 30, 2001 and 2000 and
                  The Period from July 29, 1997 (Date of Inception) to
                  September 30, 2001

                  Notes to Condensed Consolidated Financial Statements:
                  September 30, 2001

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Part I Financial Information

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                      Condensed Consolidated Balance Sheet

                             ASSETS


                                                                                    Unaudited
                                                                                September 30, 2001     December 31, 2000
                                                                                ------------------     -----------------
Current assets:
     Cash and equivalents                                                            $    21,962        $    59,840
     Advances                                                                             30,000              5,000
                                                                                     -----------        -----------
Total current assets
                                                                                          51,962             64,840

Property, Plant & Equipment
    Office Furniture, net
                                                                                           1,435               --


Other assets:
     Film Library, at cost
                                                                                         522,577            392,752
     Goodwill, net of amortization of $ 171,662 at September
30,  2001 and $98,093 at December 31, 2000                                               318,805            392,374
                                                                                     -----------        -----------
Total Other Assets
                                                                                         841,382            785,126

                                                                                     $   894,779        $   849,966
                                                                                     ===========        ===========

       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                           $   203,394        $   211,895
     Other Accrued Liabilities
                                                                                         380,000            380,000
     Note Payable
                                                                                         923,100            557,000
     Advances from Officers
                                                                                                        -----------
                                                                                         192,454            317,453
                                                                                     -----------        -----------
Total Current Liabilities
                                                                                       1,698,948          1,466,348



Deficiency in Stockholders' equity:

   Preferred stock, par value, $0.001 per share; 10,000,000 shares authorized;
none issued at September 30, 2001 and
December 31, 2000                                                                           --                 --

     Common stock, par value, $0.001 per share; 100,000,000 shares authorized ;
11,387,972 and 10,863,124 issued at September 30, 2001and December 31, 2000, respectively
                                                                                          11,388             10,863
     Additional paid-in-capital                                                        1,540,576
                                                                                                            880,541
     Retained earnings
                                                                                                        -----------
                                                                                      (2,356,134)        (1,507,786)
                                                                                     -----------        -----------

                                                                                        (804,169)          (616,382)
                                                                                     -----------        -----------
                                                                                     $   894,779        $   849,966
                                                                                     ===========        ===========



                   See accompanying footnotes to the unaudited consolidated financial statements


                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                   Condensed Consolidated Statement of Losses


                                            Three Months Ended September    Nine Months Ended September         For the Period
                                                       30,                             30,                    July 29, 1997 (Date
                                                                                                              of Inception) to
                                                                                                              September 30, 2001
                                                2001            2000              2001            2000
                                                ----            ----              ----            ----

Revenues:                                  $       --       $       --       $       --       $       --       $       --

Costs and Expenses:
     Selling, general and
administrative                                   74,651          246,248          692,007          594,866        1,800,815
     Interest expense                            36,870               22           82,517               41          114,367
     Amortization and depreciation
expense                                          24,608           24,522           73,824           73,569          171,917
                                           ------------     ------------     ------------     ------------     ------------
        Total Cost and Expense                  136,129          270,792          848,348          668,476        2,087,099
                                           ------------     ------------     ------------     ------------     ------------

Loss from Operations                           (136,129)        (270,792)        (848,348)        (668,476)      (2,087,099)
                                           ------------     ------------     ------------     ------------     ------------

Other Income:
     Miscellaneous Income                          --               --               --               --              4,766
     Interest Income                               --               --               --                130              130
                                           ------------     ------------     ------------     ------------     ------------
                                                   --               --               --                130            4,896
                                           ------------     ------------     ------------     ------------     ------------

Loss from continuing operations,
before income taxes and discontinued
operations                                     (136,129)        (270,792)        (848,348)        (668,346)      (2,082,203)
                                           ------------     ------------     ------------     ------------     ------------
Income (taxes) benefit                             --               --               --               --               --

Loss from continuing operations,
before discontinued operations
                                               (136,129)        (270,791)        (848,348)        (668,346)      (2,082,203)
                                           ------------     ------------     ------------     ------------     ------------
Loss from discontinued operations
                                                   --            (34,197)            --            (64,269)        (352,905)
Income (loss) on disposal of
discontinued operations, net                       --               --               --               --             78,974
                                           ------------     ------------     ------------     ------------     ------------

Net Loss                                   $   (136,129)    $   (304,989)    $   (848,348)    $   (732,615)    $ (2,356,134)
                                           ============     ============     ============     ============     ============

Income (loss) per common share (basic
and assuming dilution)                     $      (0.01)    $      (0.03)    $      (0.08)    $      (0.07)    $      (0.31)
Continuing Operations                      $      (0.01)    $      (0.03)    $      (0.08)    $      (0.06)    $      (0.27)
Discontinued Operations                    $      (0.00)    $      (0.00)    $      (0.00)    $      (0.01)    $      (0.05)

Weighted average shares outstanding

     Basic                                   11,337,029       10,809,227       11,207,239       10,733,482        7,612,191
     Diluted


                   See accompanying footnotes to the unaudited consolidated financial statements







                         CAVALCADE OF SPORTS MEDIA, INC
                          (A Development Stage Company)
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY) FOR THE PERIOD JULY 29,1997 (DATE OF
                      INCEPTION) THROUGH September 30, 2001




                                                           Preferred   Stock     Common    Stock     Additional   Development
                                                            Shares     Amount    Shares    Amount     Paid in       Stage
                                                                                                     Capital
                                                         ---------------------------------------------------------------------
Shares issued at date of inception (July 29, 1997) to
founders in exchange for contribution of organization
costs valued @ $.91 per shares, as restated                     -         -        12,657      12    11,541            -

Net Loss
                                                                -         -             -       -         -            -
                                                             ------      ------    -------    ------    ------       ------
Balance at December 31, 1997 as restated
                                                                -         -        12,657      12    11,541            -
Shares issued January 1, 1998 in exhange for Gemma
Global, Inc., valued @ $.001 per shares, as restated            -         -            10       -         -            -
(Note D)
Shares issued December 22, 1998 to consultants in
exchange for services valued @ $.002 per shares (Note D)        -               1,112,500   1,113       889            -
                                                                          -
Shares issued December 22, 1998 to President in
exchange for debt valued @ $.002 per shares (Note D)            -         -      8,333,333  8,333      6,667            -

Operating expenses incurred by principal shareholder
                                                                -         -             -       -     8,925            -
Net Loss
                                                         --------------------------------------------------------
                                                               -         -              -       -         -      (212,773)
                                                             ----      ----          ----    ----      ----      ---------
Balance at December 31, 1998
                                                                -         -     9,458,500   9,458    28,022      (212,773)
Shares issued on April 13, 1999 for cash in connection
with private placement @ $1.00 per share (Note D)               -                   4,000       4      3,996            -
                                                                          -
Shars issued on April 13, 1999 to consultants in
exchange for services valued @ $1.00per share (Note D)          -                 180,000     180   179,820            -
                                                                          -
Shares issued May 28, 1999 in exchange ofr services
valued @ $.001 per share (Note D)                         855,000       855             -      -          -            -

Contribution of shares to trasuery on September 30,
1999 by principal shareholder (Note D)                          -         -   (2,821,440)      -       2,821            -

Shares issued on November 12, 1999 for cash in
connection with private placement @ $.10 per share
(Note D)                                                        -         -     1,000,000    1,000     99,000           -
Release of shares held in treasury and acquisition of
Cavalcade of Sports Network, Inc on December 16, 1999
(Note D)                                                        -         -     2,821,440       -   279,323            -

Operating expenses incurred by principal shareholder
                                                                -         -             -       -     6,000            -
Net Loss
                                                         ---------------------------------------------------------------------
                                                             -         -             -       -         -        (438,045)
                                                             ----      ----          ----    ----      ----     ---------
Balance at December 31, 1999                              855,000       855    10,642,500  10,642   598,982    (650,818)


                                                                  Deficfit
                                                                Accumulated
                                                                   During
                                                                   Treasury
                                                                    Stock         Total

                                                                -------------------------------
Shares issued at date of inception (July 29, 1997) to
founders in exchange for contribution of organization
costs valued @ $.91 per shares, as restated                            -        11,553

Net Loss
                                                                       -            -
                                                                    ----            -
Balance at December 31, 1997 as restated
                                                                       -        11,553
Shares issued January 1, 1998 in exhange for Gemma
Global, Inc., valued @ $.001 per shares, as restated                   -             -
(Note D)
Shares issued December 22, 1998 to consultants in
exchange for services valued @ $.002 per shares (Note D)               -         2,002

Shares issued December 22, 1998 to President in
exchange for debt valued @ $.002 per shares (Note D)                   -       15,000

Operating expenses incurred by principal shareholder
                                                                       -         8,925
Net Loss

                                                                      -        (212,773)
                                                                      ----     ---------
Balance at December 31, 1998
                                                                         -     (175,293)
Shares issued on April 13, 1999 for cash in connection
with private placement @ $1.00 per share (Note D)
                                                                       -         4,000
Shars issued on April 13, 1999 to consultants in
exchange for services valued @ $1.00per share (Note D)
                                                                       -       180,000
Shares issued May 28, 1999 in exchange ofr services
valued @ $.001 per share (Note D)
                                                                       -           855
Contribution of shares to trasuery on September 30,
1999 by principal shareholder (Note D)                             (2,821)           -

Shares issued on November 12, 1999 for cash in
connection with private placement @ $.10 per share
(Note D)                                                               -       100,000
Release of shares held in treasury and acquisition of
Cavalcade of Sports Network, Inc on December 16, 1999
(Note D)                                                           2,821
                                                                               282,144
Operating expenses incurred by principal shareholder
                                                                       -         6,000
Net Loss                                                                      (438,045)
                                                                ----------------------
                                                                      -             -

Balance at December 31, 1999
                                                                      -       (40,339)


See accompanying footnotes to the unaudited consolidated financial statements







                         CAVALCADE OF SPORTS MEDIA, INC
                          (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY) FOR THE PERIOD JULY 29,1997 (DATE OF
                      INCEPTION) THROUGH SEPTEMBER 30, 2001




                                                        Preferred       Stock    Common Shares Stock Amount   Additional
                                                         Shares        Amount                                  Paid in
                                                                                                               Capital
                                                     -----------------------------------------------------------------------
Balance Forward
                                                             855,000         855    10,642,500       10,642        598,982
Shares issued in March 2000 in exchange for debt @
$1.25 per share                                                                         61,798           62         77,185
                                                                   -           -
Shares issued March 28, 2000 in exchange for
services @ $1.25 per share                                                               2,100            2          2,623
                                                                   -           -
Shares issued April 27, 2000 in exchange for
services @ $1.25 per share                                                               7,500            8          9,367
                                                                   -           -
Shares issued May 8, 2000 in exchange for services
@ $1.25 per share                                                                       12,500           13         15,612
                                                                   -           -
Shares issued May 17, 2000 in exchange for services
@ 1.25 per share                                                                        25,000           25         31,225
                                                                   -           -
Shares issued June 2000 in exchange for debt @
$1.25 per share                                                                          4,000            4          4,996
                                                                   -           -
Shares issued June 2000 in exhange for services @
$1.25 per share                                                                         17,666           18         22,065
                                                                   -           -
Shares issued July 25, 2000 in exchange for debt @
$1.25 per share                                                                          1,000            1          1,249
                                                                   -           -
Shares issued August 2000, in exchange for services
@ $1.25 per share                                                                       65,000           65         81,185
                                                                   -           -
Conversion of preferred stock on September 18, 2000
(Note D)                                                   (855,000)       (855)            -            -              -

Shares issued October 13, 2000, in exchange for
services @ $1.25 per share                                                               1,060            1          1,324
                                                                   -           -
Shares issued October 30, 2000 in exhchange for
services @ $1.25 per share                                                              20,000           20         24,980
                                                                   -           -
Shares issued November 9, 2000 in exchange for
services @ $1.25 per share                                                               2,500            2          3,123
                                                                   -           -
Shares issued December 1, 2000 in exchange for
services @ $1.25 per share                                                                 500                         625
                                                                   -           -                          -
Operating expenses incurred by principal shareholder
                                                                   -           -             -            -          6,000
Net Loss
                                                     -----------------------------------------------------------------------
                                                                  -           -             -            -              -
                                                                ----        ----          ----         ----           ----
Balance at December 31, 2000
                                                                   -           -    10,863,124       10,863        880,541


                                                                   Deficfit
                                                                 Accumulated
                                                                    During
                                                                 Development      Treasury
                                                                    Stage           Stock        Total

                                                                -------------------------------------------
Balance Forward
                                                                      (650,818)             -     (40,339)
Shares issued in March 2000 in exchange for debt @
$1.25 per share                                                                                     77,247
                                                                              -             -
Shares issued March 28, 2000 in exchange for
services @ $1.25 per share                                                                           2,625
                                                                              -             -
Shares issued April 27, 2000 in exchange for
services @ $1.25 per share                                                                           9,375
                                                                              -             -
Shares issued May 8, 2000 in exchange for services
@ $1.25 per share                                                                                   15,625
                                                                              -             -
Shares issued May 17, 2000 in exchange for services
@ 1.25 per share                                                                                    31,250
                                                                              -             -
Shares issued June 2000 in exchange for debt @
$1.25 per share                                                                                      5,000
                                                                              -             -
Shares issued June 2000 in exhange for services @
$1.25 per share                                                                                     22,083
                                                                              -             -
Shares issued July 25, 2000 in exchange for debt @
$1.25 per share                                                                                      1,250
                                                                              -             -
Shares issued August 2000, in exchange for services
@ $1.25 per share                                                                                   81,250
                                                                              -             -
Conversion of preferred stock on September 18, 2000
(Note D)                                                                                             (855)
                                                                              -             -
Shares issued October 13, 2000, in exchange for
services @ $1.25 per share                                                                           1,325
                                                                              -             -
Shares issued October 30, 2000 in exhchange for
services @ $1.25 per share                                                                          25,000
                                                                              -             -
Shares issued November 9, 2000 in exchange for
services @ $1.25 per share                                                                           3,125
                                                                              -             -
Shares issued December 1, 2000 in exchange for
services @ $1.25 per share                                                                             625
                                                                              -             -
Operating expenses incurred by principal shareholder
                                                                              -             -        6,000
Net Loss

                                                                      (856,968)             -    (856,968)
                                                                      ---------          ----    ---------
Balance at December 31, 2000
                                                                    (1,507,786)             -    (616,382)








See accompanying  footnotes to the unaudited  consolidated  financial statements




CAVALCADE  OF  SPORTS  MEDIA,  INC  (A  Development  Stage  Company)   CONDENSED
CONSOLIDATED  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY) FOR THE PERIOD JULY
29,1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001






                                                        Preferred       Stock    Common Shares Stock Amount   Additional
                                                         Shares        Amount                                  Paid in
                                                                                                               Capital
                                                     --------------------------------------------------------------------
Balance Forward
                                                           -           -        10,863,124       10,863        880,541
Shares issued in January 2001, in exchange for
services @ $1.25 per share                                                         200,000          200        249,800
                                                           -           -
Shares issued in April 2001, in exchange for
services @ $1.25 per share                                 -           -           120,000          120        149,880
Shares issued in April 2001, in exchange for
advances from officers @ $1.25 per share                                           100,000          100        124,900
                                                           -           -
Shares issued in  August 2001, in exchange for
services @ $1.25 per share                                                         104,848          105        130,955
                                                           -           -
Operating expenses incurred by principal shareholder
                                                           -           -                 -            -          4,500
Net loss for period ended September 30, 2001
                                                     --------------------------------------------------------------------
                                                           -           -                 -            -              -
                                                     --------------------------------------------------------------------
Balance at September 30, 2001                              -   $       -          11,387,972     $ 11,388     $ 1,540,576
                                                     ====================================================================





                                                                      Deficfit
                                                                    Accumulated
                                                                       During
                                                                    Development      Treasury
                                                                       Stage           Stock        Total

                                                     -          ------------------------------------------
Balance Forward
                                                                   (1,507,786)             -    (616,382)
Shares issued in January 2001, in exchange for
services @ $1.25 per share                                                                        250,000
                                                                             -             -
Shares issued in April 2001, in exchange for
services @ $1.25 per share                                                   -             -      150,000
Shares issued in April 2001, in exchange for
advances from officers @ $1.25 per share                                     -             -      125,000

Shares issued in  August 2001, in exchange for
services @ $1.25 per share                                                                        131,060
                                                                             -             -
Operating expenses incurred by principal shareholder
                                                                             -             -        4,500
Net loss for period ended September 30, 2001
                                                                --------------     -----------  ---------
                                                                     (848,348)             -     (848,348)
                                                                --------------     -----------  ---------
Balance at September 30, 2001                                   $  (2,356,134)   $         -   $ (804,170)
                                                                ==========================================






                   See accompanying footnotes to the unaudited consolidated financial statements





                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                 Condensed Consolidated Statement of Cash Flows

                                                                  Nine Months Ended     For the Period July
                                                                    September 30,        29, 1997(Date of
                                                                                           Inception) to
                                                                                        September 30, 2001
                                                                                        ------------------
                                                                   2001       2000
                                                                   ----       ----

Cash flows from operating activities:
     Net loss for the period from continuing operations         $ (848,348) $ (668,476)       $    (2,082,203)

     Adjustment to reconcile net earnings to net cash
    provided by operating activities:
      Loss from discontinued operations
                                                                         -   (64,269)               (352,905)
      Amortization
                                                                    73,824     73,569                 171,917
     Organization and acquisition costs expensed
                                                                                                       11,553
     Common Stock issued in exchange for Services
                                                                   531,060    167,208                 916,898
     Disposal of business segment, net
                                                                         -          -                  78,974
     Common Stock issued in exchange for Debt
                                                                         -     78,497                 108,498
     Preferred Stock issued in exchange for Services
                                                                         -          -                     855
     Conversion of preferred stock
                                                                         -       (855)                   (855)
     Write off of  acquired asset
                                                                         -          -                   5,000
     Expenses paid by principal shareholder
                                                                     4,500      4,500                  25,425
    Expenses paid by shareholders in exchange for common stock
                                                                         -          -                  25,000
          (Increase) decrease in:
               Advances
                                                                   (25,000)          -                (25,000)
          Increase (decrease)  in:
               Accounts payable and accrued expenses, net               -           -                 (31,186)
                                                                  --------   ---------            -------------
                                                                   (8,500)   (24,002)                        -
    Net cash used in operating activities
                                                                 (272,463)  (433,828)             (1,148,028)

Cash flows used in investing activities:
    Acquisition of Film Library and footage production costs     (129,825)     13,328               (183,080)

    Acquisition of Office Furniture                                (1,690)          -                 (1,690)

   Cash acquired in connection with acquisition
                                                                        -           -                 35,207
                                                                 ---------    -------               --------
     Net cash used in investing activities
                                                                 (131,515)     13,328               (149,563)

Cash flows (used in)/provided by financing activities:
    Advances from officer, net                                           -     31,625                317,453

     Proceeds from issuance of Notes Payable & Other
                                                                   366,100    352,000                923,100
    Proceeds from issuance of Common Stock
                                                                      -          -                    79,000
                                                                   -------    -------              ---------
     Net cash used in financing activities
                                                                   366,100    383,625               1,319,553

Net increase (decrease)  in cash and equivalents
                                                                  (37,878)   (36,875)                  21,962

Cash and cash equivalents at January 1
                                                                    59,840     37,795                     --

Cash and cash equivalents at September 30                         $21,962     $  920          $       21,962
                                                                  ========    =======         ==============





                   See accompanying footnotes to the unaudited consolidated financial statements





                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
                 Condensed Consolidated Statement of Cash Flows


                                                           Nine Months Ended       For the Period July
                                                             September 30,           29, 1997(Date of
                                                                                        Inception) to
                                                                                     September 30, 2001
                                                                                     ------------------
                                                              2001           2000
                                                              ----           ----
Supplemental Information:
 Cash paid during the period for interest                    $    --        $    --        $    --
 Cash paid during the period for taxes
                                                             ---------      ---------      ---------
 Common Stock issued for services
                                                               531,060        167,208        916,898
 Preferred Stock issued in exchage for services
                                                                  --             --              855
 Conversion of preferred stock
                                                                  --             (855)          (855)
 Common Stock issued in exchange for debt
                                                               125,000         78,497        233,498
 Acquisition of Treasury Stock
                                                                  --             --           (2,821)
 Acquisition:
      Assets acquired
                                                                  --             --          379,704
        Goodwill
                                                                  --             --          490,467
      Accumulated deficit
                                                             ---------      ---------      ---------
     Liabilities assumed
                                                                  --             --         (588,027)
     Common Stock Issued
                                                                  --             --         (282,144)
                                                             ---------      ---------      ---------
     Net Cash paid for Acquisition                           $    --        $    --        $    --
                                                             =========      =========      =========

 Liabilities disposed of in disposition of business, net     $    --        $    --        $  79,374
Net cash received in disposition of business                 $    --        $    --        $    --
                                                             =========      =========      =========



                   See accompanying footnotes to the unaudited consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-SB, as amended.

Business and Basis of Presentation

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2001, the Company has accumulated losses of $ 2,356,134.

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

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.


Liquidity

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. For the period from inception through September 30, 2001, the Company has accumulated losses of $ 2,356,134. The Company's current liabilities exceeded its current assets by $ 1,646,986 as of September 30, 2001. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE B- FILM LIBRARY

The Company's Film Library is comprised of nostalgic sports films and footage which resides in the public domain. The Company does not have enforceable legal rights to control the access and distribution of the content of these films and footage.

The Company's Film Library at September 30, 2001 and December 31, 2000 consists of the following:


                                                               September 30, 2001              December 31, 2000
                                                               ------------------              -----------------
Nostalgic sports films and footage  acquisition and direct
production  costs                                                 $ 522,577                  $  392,752
                                                                  =========                  ==========


Post production costs capitalized during the nine months ended September 30, 2001 were $ 150,273.



NOTE C- NOTES PAYABLE

Notes payable at September 30, 2001 and December 31, 2000 are as follows:

                                                                                         September 30, 2001      December 31, 2000
                                                                                        ------------------      -----------------
12 % convertible subordinated payable, unsecured and due December 31, 2000;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common stock under the
Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest,are not converted , or paid in full by December 31, 2000 then interest accrues at
18% per annum until paid in full. The Company is in default under the terms of
the Note Agreements (See Note D)                                                        $ 707,000               $ 457,000





18% note payable, unsecured; principal together with accrued interest due
February 2001; guaranteed by the Company's President                                      216,100                100,000


                                                                                         923,100                 557,000
Less: current portion                                                                   (923,100)               (557,000)
                                                                                        ---------               ---------
                                                                                        $      -                $      -
                                                                                        ========                ==========

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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


In December 1998, the Company issued 8,333,333 shares of common stock in exchange for a $ 15,000 loan payable to the Company's principal shareholder and Chief Executive Officer. The Shareholder subsequently issued an aggregate of 2,625,000 of the shares of stock to certain consultants deemed essential to the continuance of the Company's principal business at the time, that of developing a shoe manufacturing, sales and distribution enterprise. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the consulting expense as a current expense and a corresponding capital

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE D-CAPITAL STOCK (continued)

contribution. The stock issued was valued at $ 2,925, or approximately $.0012 per share, which represents the fair value of the stock issued.

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

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE D-CAPITAL STOCK (continued)

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

In April 2001, the Company issued 220,000 shares of the Company's common stock. The stocks are comprised of 120,000 shares issued to consultants in exchange for services rendered to the company, and 100,000 shares issued in exchange for a reduction in advances from officers. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares issued during the periods the services were rendered.

In August 2001, the Company issued 104,848 shares of the Company's common stock. The stocks were all issued to consultants in exchange for services rendered to the company. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares issued during the periods the services were rendered.

In addition, the Company increased additional paid in capital by $4,500 for operating expenses incurred by a principal shareholder.

                         CAVALCADE OF SPORTS MEDIA, INC.
                         (A developmental stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE E-RELATED PARTY TRANSACTIONS

From the Company's inception in July 1997, the Company's Officer, Director and principal shareholder has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of the advances due the officer at September 30, 2001 and December 31, 2000 were $192,454 and $ 317,454, respectively.

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

Costs and Expenses

From our inception through September 30, 2001, we have not generated any revenues. We have incurred losses of $2,356,134 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of September 30, 2001, we had a working capital deficit of $ 1,646,986. As a result of our operating losses from our inception through September 30, 2001; we generated a cash flow deficit of $ 1,148,028 from operating activities. Cash flows used in investing activities was $ 149,563 during the period July 29, 1997 through September 30, 2001.


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

Number of Employees

From our inception through the period ended September 30, 2001, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of two (2) full and part time employees during the next 12 months. These employees will be Ed Litwak, our President and Director and an Administrative Assistant. The Company has entered into an informal employment agreement with Mr. Litwak, and is expected to formalize the agreement within the next 90 days. The Company also plans to use the advice of its Advisory Board on an as needed basis. As we continue to expand, we will incur additional cost for personnel.

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

ITEM 2.  CHANGES IN SECURITIES

On August 10, 2001, we issued 75,000 shares to an individual in exchange for previously rendered legal services. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In August 23, 2001, we issued 29,848 shares to an entity in exchange for consulting services. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the second quarter of 2001.


ITEM 5            OTHER INFORMATION

N/A

ITEM 6     EXHIBITS AND REPORTS ON FORM 8K

         NONE



SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Cavalcade of Sports Media, Inc.
                                 --------------------------------
                                 (Registrant)



Date November 19, 2001            /s/ Ed Litwak
----------------------            -------------------------------
                                  Ed Litwak, President