Form 10KSB
period 2001-12-31
CAVALCADE OF SPORTS MEDIA INC
filed 2002-04-16
CIK 1129284

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
              OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the transaction period from to

                       Commission File Number 000-31048

                       Cavalcade of Sports Media, Inc.
                      ---------------------------------
               (Name of Small Business Issuer in its charter)

              Nevada                                  33-0766069
             --------                                ------------
     State or other jurisdiction                   (I.R.S. Employer
             of incorporation                     Identification No.)


 12268 Via Latina, Del Mar, CA                           92914
-------------------------------                         -------
(Address of principal executive offices)               (Zip code)

Issuer's telephone number      (858) 481-2207
                              ----------------

        Securities registered under Section 12(b) of the Exchange Act:

Title of each class                      Name of each exchange on which
                                         Registered

__________________________________       ____________________________________

__________________________________       ____________________________________

       Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
_____________________________________________________________________________
                               (Title of class)

_____________________________________________________________________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. N/A - The issuer's Common Stock does not yet publicly trade.

TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Description of Business                                           3

Item 2.  Description of Property                                           9

Item 3.  Legal Proceedings                                                12

Item 4.  Submission of Matters to a Vote of Security Holders              12


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                              13

Item 6.  Management's Discussion and Analysis or Plan of Operation        14

Item 7.  Financial Statements                                             24

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         25


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                25

Item 10. Executive Compensation                                           28

Item 11. Security Ownership of Certain Beneficial Owners and Management   29

Item 12. Certain Relationships and Related Transactions                   30

Item 13. Exhibits and Reports on Form 8-K                                 31

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

Cavalcade of Sports Media, Inc. ("we","us", "Cavalcade" or "the Company") is a development stage company and is engaged in the nostalgic sports entertainment business. We plan to provide around the clock broadcasting from our library of nostalgic sports film and footage (referred herein sometimes as "nostalgic content") 24 hours per day, 7 days per week, transmitted via: (i) direct broadcast satellite ("DBS"); (ii) TVRO (Television Receive Only, or C-Band); and (iii) existing cable networks, with an initial focus on the digital cable market. Our nostalgic content will be marketed to cable companies and satellite TV companies which will add the channel to their basic service.

Our program format will feature both college and professional sports, as well as international sports competitions of many varieties, with emphasis on the more popular sports, such as baseball, football, basketball, hockey and boxing. We plan to expand, and vary the format, to include certain live sporting events as well as "talking head" sports shows.

Our channel will be offered, at no charge, to the various cable TV operators (e.g., Comcast, Adelphi, AOL Time Warner) and to the satellite TV ("small dish") operators (e.g., Direct TV, Echostar and Pegasus). Our revenue will be generated from advertisers, direct response marketers and infomercials..

In March of 2001, we signed a consulting agreement with Robert Bubeck and Thomas O'Donnell. Both Messrs. Bubeck and O'Donnell possess substantial experience with, and contacts in, the television network/cable distribution business, and they will assist us in obtaining subscribers for the vintage sports television network. We appointed Messrs. Bubeck and O'Donnell as our exclusive outside distribution outlet sales representatives for the calendar year 2001, continuing on a non-exclusive basis to December 31, 2003..

The Company owns approximately 2,500 hours of vintage sports film with negotiations in process to acquire in excess of an additional 7,500 hours of footage. The film which we acquire is normally in a 2", 1", 16 mm. and 35 mm. format. In order to broadcast this film, it must be transferred to a "digi-Beta" (Beta-SP) format. To date, we have digitized approximately 480 hours of nostalgic content. In addition to the owned footage, we have licensed approximately 700 hours of nostalgic content. It is our objective to acquire and/or license 10,000 hours of nostalgic content for ongoing broadcasting. Although we will offer sports footage of almost every variety, we will have a strong emphasis on popular sports, such as baseball, football, basketball, hockey and boxing.

Copyright Clearing Process

Prior to airing any of our acquired films, we will either make a determination that the films are in the "public domain" or we will obtain licenses on films that are copyrighted or otherwise owned by others. Our method of research to determine ownership interest, if any, involves our making a comparison of titles of acquired films and footage with those listed with the United States

Copyright Office. According to the United States Copyright Office, the phrase "public domain" refers to works that belong to the public, and are free for anyone to use without permission and without paying royalties. Works can be in the public domain for a variety of reasons, such as: (i) term of copyright protection has expired; (ii) the work was "non-registered"; (iii) the work was not eligible for copyright protection in the first place; or (iv) the copyright owner has given the copyright in the work to the public.

In investigating the copyright status of films first published (or aired) prior to January 1, 1978, which accounts for the vast majority of our holdings, we followed the research method recommended by the United States Copyright Office by first identifying whether or not the work had a "notice of copyright" on file. Titles of films from after 1978 were checked in the year they were aired, as well as in a current database to determine whether initial registrations or renewals have taken place, which was also a method recommended by the Copyright Office. As a general rule, copyright protection is lost if the notice was omitted from the first authorized published edition of a work. All titles in the Cavalcade library have been cleared with the U.S. Library of Congress by a copyright search firm. It was determined that all but four titles were "non-registered" and therefore, in our opinion, in the public domain. Those titles for which registrations were determined were removed from the list, and will be either removed prior to distribution or airing from the Cavalcade library, or license agreements will be sought from the owners.

The Company has signed a letter of intent and is finalizing an agreement with OlympuSat, an independent supplier of digital entertainment content. OlympuSat is a division of Ocean Communications, Inc., a clearinghouse for cable networks to obtain distribution on cable systems throughout the United States.

We have not yet generated any revenue, and do not expect to generate revenue until the fourth quarter of 2002.


The Market
----------

Television Sports
-----------------

It is Managements' opinion that the market for television sports is growing. Management has observed an increase in sports channel subscriptions over the past decade, as well as an increase in the number of sports programming channels. Statistical information to support this view is available from the Cabletelevision Advertising Bureau or "CAB" (See Cabletelevision Advertising Bureau, CAB's 2001 Cable TV Facts, (2001).

Digital Cable TV Market
-----------------------

The term "Digital Cable TV" refers to cable television transmitted through digital cable set-boxes which, through a digitally compressed signal, provides viewer access to up to 500 channels; significantly more channels than the 75 to 80 available through analogue boxes. The number of digital cable set-boxes is projected to grow rapidly during the next several years to meet the increase in demand for more channels. A comprehensive study was conducted by Tech Trends,

Inc., which concluded, among other things, that digital cable set-top boxes will be deployed by the leading cable operators at an increase of up to 600% See Digital Cable Set-Top Boxes: North American Developments in 2000-2001.

The Satellite Home Dish Market
------------------------------

Additionally, we believe that existing home dish owners represent potential prospects for our services. Multichannel News reported, in its July 7, 2000 issue, that in the United States alone, the number of home dishes has increased from 3.5 million in 1993 to more than 15 million currently. That article also noted that of the 15 million dishes, the vast majority, estimated at about 14 million, are direct broadcast satellite ("DBS") dishes. DBS describes a satellite service with frequency allocation and wide spacing between satellites that generally permits higher powered transmissions than their satellite services and allows for reception with a small, 18-24 inch satellite dish). DBS usage is projected to reach over 20 million by the year 2002 at a rate of over 15% per year. The DBS subscriber base has grown significantly since 1998, according to numerous sources, including a recent cover story in USA Today (see article by David Lieberman, DirectTV Stays Step Ahead of Cable, USA Today, August 14, 2000, Section B, page 1.)

The three satellite leaders in the DBS industry, DirectTV, PrimeStar and Echostar, have been enjoying rapid and steady growth over the past four years. EchoStar Communications Corp.'s Dish Network signed its four millionth customer in early April of 2000, and it continues to sign approximately 100,000 new subscribers each month. DirectTV claims on its website that it has more than 12,000,000 subscribers.

It is our opinion that growth of the home dish market has lead to a proportional increase in the need for programming. Those in the business of selling home dishes have steadily been adding programming choices and new channels to their repertoires for their expanding customer bases, and the search for new content is continuous. Since the relatively recent advent of the more affordable 18" dish and the accompanying programming packages, sales of satellite dishes have increased dramatically. Based on the rising subscription levels of sports-only channels, we believe that significant portions of home dish purchasers have made their purchase expressly for watching sports.

Background of Broadcast Satellites:  DBS and TVRO
-------------------------------------------------

     DBS
     ---

DBS is broadcast by medium and high-powered satellites operating in the microwave KU band. These high-powered, high frequency satellites make it possible for the signals to be picked up on a small dish of 18 inches. Digital compression makes it possible to have many channels on a single satellite. Among the current DBS systems that are operating in the U.S. are DSS, DISH Network, and PrimeStar. The DSS and DISH Network systems both have 18 inch satellite dishes. PrimeStar has a 3-foot satellite dish. One of the big advantages of DBS systems is that the small dish does not have to move.

     TVRO
     ----

The first satellite television systems for the consumer were TVRO (Television Receive Only) satellite systems. TVROs (sometimes referred to as Big Dish TV, Full view, C Band Satellite TV, and BUD) began sprouting up all over the U.S. in the late 1970s and early 1980s, and are characterized by big dishes that are usually 6-12 feet across. TVRO systems receive television signals from C-Band satellites. A C-Band satellite has 24 channels (transponders) on each satellite. There are over 20 C-Band satellites that may be received in the continental United States. A TVRO satellite system must have a movable dish in order to access the signals from so many satellites. Even though most news and advertising involves the small dish DBS systems, TVRO is still in use. The biggest variety of programming in satellite television is available through TVRO. Cable TV programming is available to the TVRO owner, along with programming that is usually not available to cable TV subscribers.

Competition
-----------

We believe that there are two major areas of competition for our business. They are:

  (i)  cable sports networks, both national and regional; and

  (ii) satellite packages that rely on sports to sell hardware.

The cable sports networks fall into two distinct categories:

       o Those that are available on basic cable service, such as ESPN, ESPN2 and TURNER, and;

       o Those which are premium channels, such as MSG, SPORTSCHANNEL, PRIME NETWORK.

Basic service is free, and viewers pay for premium services. Satellite service presents a third area of direct competition.

     Basic Service
     -------------

The basic service networks carry mostly sports events of the major league variety, and also have commentators, or "talking heads" providing sports, news and interview programs. There is virtually no historic or nostalgic element to this type of programming. The thrust of this programming lies in current events. These basic services are advertiser-supported, which means that the only revenues generated by basic service networks are derived from advertising fees.

     Premium Service
     ---------------

The premium channels rely on exclusive programming of major league home teams in their immediate marketing areas. Fans of other teams and other sports are not considered in the programming formats of these premium channels. As with basic service, there is no nostalgic element to this programming. These services rely on viewer subscriptions, coming directly from the consumer.

     Satellite Service
     -----------------

Companies that offer satellite dish program/viewing packages are concerned initially with software sales. Providers of this service tend to be more willing to give away hardware to sell the software, with the rationale that the hardware is a one-time sale, but the software (i.e., programming) can be sold again and again. With satellite service, there are ongoing "use" revenues, and in addition, consumers may continually purchase new programming, thereby increasing revenues to satellite service providers.

The success of this approach is well documented. The growth of the satellite dish business and the attendant growth of the dish programming business have been steady and rapid. The sales of 18" home dishes have grown from an insignificant number to well over 15 million to date, and growing at a rate of 15% per year.


Scheduled Programming
---------------------

Our programming is intended to be 24 hours per day, seven days per week. Due to time zones, there will be repeat broadcasts of specific programs.

The programs will be categorized into short form and long form programs. The short form will consist of half-hour and one-hour programs, stripped (without commercial interruptions) on a five-day per week basis. These programs generally consist of previously televised programs or events from the 1950's, 1960's and early 1970's, shown exactly as they were seen on the air during their original runs. The long form programs will consist of complete games of the featured sport of the evening. Basketball and football (both college and professional) baseball and hockey, will be broadcast as complete and unedited shows, exactly as they were played at the time.

Scheduling will be similar to the broadcast and cable networks presently on the air, in that subscribers will be able to find his or her favorite program at the same time of day and day of the week.

Advertising and Promotion
-------------------------

As part of their consulting services, Messrs. Bubeck and O'Donnell will identify an advertising and sales organization for us and assist us in negotiating and contracting with the selected entity on a revenue sharing basis. Additionally, we will approach entities, such as packagers and aggregators, that are in the business of offering blocks of channels, sometimes called "suites" to cable companies and providers for direct sales to consumers. A suite of channels can be presented to cable companies as a group through a digitally compressed signal.

We will promote Cavalcade of Sports Media, Inc. as a high quality complement to programming already in the marketplace. Our content and format are geared to sports fans young and old, and we will use a combination of advertising and marketing media to reach our target market.

Our programming schedule will be planned up to three months in advance, and will be mailed out to our subscribers as part of their monthly dish or cable guide. Additionally, local newspaper advertising in major markets, radio and television coverage and talk show coverage is planned.

Television Production Studio
----------------------------

We will rent studio time on an "as needed" basis to keep a cost effective operation. We will only need studio time a few days per month to shoot the "talking head" shows, promo's, and station identification promotions.

Future Developments
-------------------

With the development and proliferation of high-speed computer down loaders, we plan to offer our programming services via webcast; essentially providing our entire programming network on the Internet. This service will be offered on a pay-per-view basis. We believe this medium will be readily accepted in the marketplace as a real- time delivery version of our programming services.

Revenue Generation
------------------

Our channel will be distributed to cable TV and satellite TV ("small dish) operators without charge, to give us a larger viewer base. We will generate revenue from advertisements (commercials), Direct Response (short advertisements which provide an opportunity for a phone-in or mail in purchase) and Infomercials that will run from 3:00 a.m. to 6:00 a.m., and from 6:00 a.m. through 9: a.m. The size of our viewer base will determine the rate at which we can charge for advertising.

Organization and Historical Background
--------------------------------------

During the period from July, 1997 through March 1999, the Company sought to develop a shoe manufacturing, sales and distribution business. Although the Company had License Agreements to manufacture and market women's shoes, the Company was unable to secure the financing necessary to initiate operations. In March 1999, the Company's management determined that the Company did not have the financial resources to develop the planned shoe business. The Company began to seek additional and/or alternative businesses for the Company. Discussions with various potential investor groups and acquisition candidates commenced, although nothing specifically materialized. During March, 1999, the Company, then still named Gemma Global, Inc., determined that it would change its business plan and restructure itself as a holding company, to acquire various businesses and entities, without limitation as to business purpose or scope, and to finance, manage and grow such acquisitions with the intent to distribute such businesses, in whole or in part, upon their reaching of maturity. The Company entered into negotiations with a potential investor group which included the restructuring of the Company and the abandonment of the shoe apparel business. Certain members of the Company's management and consultants who had sought to develop the shoe business wished to continue its development, although in March, 1999, the shoe business had no operations or material assets and was in default under the terms of License Agreements. To accomplish such restructuring and to allow those members of management and the outside consultants who wished to continue developing the shoe apparel business, the Company (a) authorized the organization of a subsidiary named Global Group International, Inc. which was formed in Nevada on March 23, 1999 to receive the Company's inactive shoe apparel business segment and (b) changed its own name to Pioneer2000, Inc., a name selected by the potential investor group. The Company designated a series of preferred stock for the newly formed Global International, Inc. called the 1999- Global Group Series in preparation for a distribution of the shoe apparel business segment to the holders of the preferred stock. The designation provided that the preferred shares were convertible into 855,000 shares of Common Stock of Global Group International, Inc. The shares of the preferred stock were distributed to designated members
of the Company's management and consultants.   At the time of the distribution
of the preferred stock, the shoe business's liabilities exceeded its assets, had no operations and was in default under terms of the License Agreements for non-payment of the minimum annual royalties. The Company's Board of Directors valued the preferred shares at $.001 per share (subsequently, as of December 31, 2000 the licenses were canceled for non-payment of the royalties). The potential investor group did not pursue its investment in the Company and the Company ceased operations until September 1999, at which point Cavalcade of Sports Network, Inc., a company formed under the laws of the state of New York presented the Company with an opportunity to redirect its efforts. At a Company Directors meeting in September of 1999 our Board resolved that it was in our best interest, and in the best interest of our shareholders, to enter the nostalgic sports entertainment business. On December 17, 1999, we amended our Articles of Incorporation to change our name to Cavalcade of Sports Media, Inc., and on December 22, 1999, Cavalcade of Sports Network, Inc., a New York corporation, was merged with and into the Company, leaving Cavalcade of Sports Media, Inc., the Nevada corporation, as the survivor. A mirror Certificate of Merger was filed in New York on December 30, 1999. Subsequent to the Company's decision to enter its current business, the holders of 1999-Global Group Series of Preferred Stock elected to convert their 855,000 shares to Common Stock, valued at $855, of Global International, Inc. in September 2000. At the time of the conversion and disposal of the shoe business segment, the segment had liabilities in excess off its assets and had no operations and continued to be in default under the terms of the License Agreements. As a result of the conversion, the Company's interest in Global Group International, Inc. was reduced from 100% to zero.


ITEM 2.  DESCRIPTION OF PROPERTY

Offices

Presently, we maintain our principal office at 12868 Via Latina, Del Mar, California 92014, which is the home of our President. Our telephone number at that office is (858) 481-2207 and our facsimile number is also (858) 481-2207. The office space, which is provided to us for $500 per month, has approximately 2,200 square feet, consisting of two separate offices, a conference room, a small kitchen and a bathroom. We expect to continue this arrangement for the short term until we have sufficient working capital. We consider the loaned premises adequate for our purposes for the immediate future. Within the next 18 months, we plan to move the office into a larger space.

Film Library

Our film library consists of approximately several hundred tapes, many of which have been transferred to Beta SP format and some of which are in the process of being transferred. As of the date of this filing, we own approximately 2,500 hours of sports footage, of which approximately 480 hours have been digitized. In addition to our owned footage, we hold licenses to an additional 700 hours. Our objective is to build this library to 10,000 hours of content by 2003. Mr. Litwak is presently in negotiation with several individuals and entities for the purchase of approximately 7,500 additional hours of nostalgic content.

License Agreements

On or about December 21, 2000, we signed a license agreement with SOCCER CAMPS OF AMERICA INC. which agreement granted the Company a license to use, on satellite broadcast & cable broadcast, for a term of three years, 200 hours of New York Cosmos games from 1976-1980. The license fee is $200,000 plus $50,000 in stock options which will be governed by a mutually acceptable stock option agreement. The licensed territory is the United States of America. The license was orally extended in December, 2001; we have made a downpayment of $9,000 and are issuing options to purchase 50,000 shares of our Common Stock at a price of $1.00 per share, which expire on December 31, 2003.

On June 16, 2001, we signed a license agreement with Sekani, Inc. which agreement granted the Company a license to use on Telstar 7 C-Band and Direct TV, for a term of two years, 500 episodes of Telesports Digest Programs; each episode consisting of approximately 1 hour of programming. The license fee is $500 per episode, and $45,000 for costs of tape and dubbing to Digi-Beta with shipping costs.

The following list of our current library consists of sports events, programs and movies from multiple sources:

Sport                                Approximate number     Approximate number
-----                                of Programs            of Hours
                                     -----------            --------

Baseball                                     200                    190
(Games/Commentary)

Basketball                                   400                    350
(Games/Commentary)

Football                                     300                    250
(Games/Commentary
both college and professional)

Boxing                                       150                    140

Golf                                         120                    110

Wrestling                                    100                     85

Bowling                                      100                    100

Talk Shows/General Sports Programming
(Wide World of Sports, etc.)                 400                    390

Indy Auto Racing                              60                     50

Swimming                                      40                     30

Track & Field                                 30                     20

Soccer                                       400                    400

Tennis                                        50                     45

Water skiing, roller derby
miscellaneous                                150                    140

TOTAL                                      2,500                  2,300


In our estimation, in order to broadcast fresh content, we will need to have a minimum of 4,300 of broadcast-able (already transferred) content hours. At a rate of 84 hours per week, this would provide approximately 52 weeks worth of content. It is unlikely that viewers would expect a continuous 12 month period of new broadcasting content, since that is rare, if nonexistent, in broadcasting. We believe, therefore, that viewers would not be disappointed if content is shown more than once throughout the year. It is our opinion that 4,300 hours is more than sufficient for a full two years of broadcast programming. We believe that our library will exceed that number of hours by the end of 2001, so we do not anticipate a problem in keeping to our objective.

Our film library is being stored at Stock Video, a video production and storage facility in Boston, Massachusetts, where we are renting an environmentally controlled space of approximately 1,800 square feet. This facility is in the business of video tape and film management, and this is where our film is and will be sent upon purchase.

The Transfer Process

During the past year, we have been steadily acquiring film in various formats from sources including, but not limited to, individuals, collectors, museums and other entities. We have chosen to transfer our footage from their original formats to a sturdier Beta-SP format, which is suitable for broadcasting and good for long term preservation of the footage. The process of transferring is conducted primarily at Stock Video. Depending on the length and quality of the film, the transfer process can run anywhere from $75 to $500 per tape or film. The process yields a higher quality, more durable medium for broadcasting.
For reviewing film quality prior to duplication or transfer, we use a film analyzer, which we own, to determine whether a transfer would render an acceptable result. We are in the process of moving our film analyzer from New York to California. This piece of equipment is used primarily for reviewing tapes to determine content and quality, and is useful during the acquisition process, which is why it is logically housed with the President.

Many of our shows feature well know broadcasters from previously televised sporting events such as Russ Hodges, Jack Drees, Mel Allen, Red Barber, Vin Scully, and Chris Schenkel.

Procedure for Determining Intellectual Property Rights, If Any

With the exception of specific license agreements that grant us license rights to certain films, we consider our film holdings to be in the public domain. The process that we employed for the films that were included in the first nine contracts that we signed entailed a physical examination of film titles by a researcher at the United States Copyright Office in Washington D.C.
Those acquisitions were made by our then Vice President of Acquisitions, Steven Bass. For acquisitions made subsequent to those nine initial contracts, and on a going forward basis, we are employing a similar screening system whereby we run our titles against titles filed with the United States Copyright Office. Additionally, we will and have acquired licenses, as necessary, for any footage and content are protected by copyrights.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal actions. We are not aware of any legal proceedings pending, threatened or contemplated against any of our officers or directors, respectively, in their capacities as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2001.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
There is presently no public trading market for our Common Stock, and there has never been one. As a result there is no trading history.

Number of Stockholders
----------------------
The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 1,302.

Dividends
---------
We have not begun business operations and accordingly have not generated any revenues nor had net profits on operations and therefore are currently proscribed under the Delaware General Corporation Law from declaring dividends. We have not paid any cash dividends on our Common Stock or our Preferred Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

SALES OF UNREGISTERED SECURITIES DURING 2001
The issuances of unregistered securities which occurred during the fiscal year 2001 were as follows:

Capital Notes
-------------
During 2001 we issued twelve investors, substantially all of whom were accredited investors, $475,000 of our Convertible Subordinated Capital Notes. The Notes were sold in a Rule 506 Offering, made pursuant to Regulation D. These issuances were considered exempt under Section 4(2) of the Securities Act of 1933 (the "Act").

Common Stock.
-------------
On January 2, 2001, the Company issued to Robert Bubeck and Thomas O'Donnell, two consultants, a total of 200,000 shares of Common Stock (100,000 shares to each) in exchange for ongoing services in advising us about delivery of our channel on cable TV, and as consideration for signing a Consulting Agreement. These issuances were considered exempt by reason of Section 4(2) of the Act.

On April 27, 2001 we issued 100,000 shares to Edward Litwak, our President as consideration for the guarantee of a loan, with the understanding that the shares would be returned if the loan were repaid and the guarantee released. The loan has not yet been repaid and the shares remain outstanding. The issuance was considered exempt by reason of Section 4(2) of the Act.

Also on April 27, 2001 we issued 100,000 shares to an accredited investor-lender as additional consideration for a loan. The issuance was considered exempt under Section 4(2) of the Act.

On August 10, 2001 we issued 75,000 shares to our law firm as payment for legal services. This issuance was considered exempt under Section 4(2) of the Act.

On August 23, 2001 we issued 30,000 shares to an accredited investor-lender as additional consideration for its loan. The issuance was considered exempt under Section 4(2) of the Act.

On December 18, 2001 we issued 12,000 shares to each of our consultants, Micahel Haynes, Carol Connors, Dennis Murphy and Edwin Ruh, as consideration for their services during the year. These issuances were considered exempt under Section 4(2) of the Act.

Also on December 18, 2001 we issued 15,000 shares to Donald P. Parson, a director, in consideration of (a) his agreement to serve, in the nature of a signing bonus - 12,000 shares, and (b) 1,000 shares for each of the three months which he served during fiscal year 2000 -3,000 shares. This issuance was considered exempt under Section 4(2) of the Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results and Market Price of Stock".

The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Overview

Results of Operations
---------------------

The Company is in the development stage and is seeking to acquire and market retired sporting footage and events, which have been transferred to digital or Beta- SP format, for delivery to viewers via satellite and cable transmission. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this annual report concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, viewer acceptance of our sports channel and itsnostalgic content, our ability to acquire and deliver high quality products, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract vieweres and maintain viewer satisfaction, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to the transferring of previously televised material onto Beta- SP, the broadcasting of nostalgic content, and the entertainment industry.

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues
--------

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses
------------------

From our inception through December 31, 2001, we have not generated any revenues. We have incurred losses of $ 2,765,370 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2001, we had a working capital deficit of $ 1,976,174. As a result of our operating losses from our inception through December 31, 2001, we generated a cash flow deficit of $ 1,237,192 from operating activities. Cash flows used in investing activities was $ 149,563 during the period July 29, 1997 through December 31, 2001. We met our cash requirements during this period through the private placement of $ 79,000 of common stock, $ 1,084,415 from the issuance of capital and other notes (net of repayments), $ 193,799 from advances from the Company's President, and $45,000 from other advances.

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

The independent auditors report on the Company's December 31, 2001 financial statements included in this Annual Report states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In March, 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

In June 2000, Statement of Position No. 00-2, Accounting for Producers or Distribution of Films, was issued, which replaces SFAS No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. The accounting standard establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. This pronouncement is effective or fiscal years beginning after December 15, 2000, but earlier application is acceptable. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

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

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of" (FAS 121) and related literature, establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Product Research and Development
--------------------------------

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees
-------------------

From our inception through the period ended December 31, 2001, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of two (2) full and part time employees during the next 12 months. These employees will be Ed Litwak, our President and Director and an Administrative Assistant. The Company has entered into a Consulting Agreement Mr. Litwak, which is expected to be superseded by an Employment Agreement within the next 90 days. The Company also plans to use the advice of its Advisory Board on an as needed basis. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties
-------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that may Affect Future Results
-------------------------------------------------

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Limited Operating History Anticipated Losses; Uncertainty of Future Results -
-----------------------------------------------------------------------------

Although we were incorporated in July 1997, we have recently changed our business plan from that of a shoe manufacturer and distributor to that of a nostalgic sports channel. Therefore, we have a limited operating history upon which an evaluation of our Company and our prospects can be based. We feel that our decision to change direction was in the best interest of our present and future shareholders; however, we are in the position of a company with very limited operating history.

Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which we intend to operate and the acceptance of our business model. We will be incurring costs to: (i) acquire and market our programming; (ii) to establish marketing relationships; (iii) to acquire more nostalgic sports content; and
(iv) to build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of viewers we are able to attract, the rates which we can charge for the advertising, our ability to deliver content, customer acceptance of our nostalgic concept, customer perception of value (as compared with premium or other satellite packages), and our sales receivables. (See "Description of Business")

Liquidity and Working Capital Risks; Need for Additional Capital to Finance
---------------------------------------------------------------------------
Growth and Capital Requirements
-------------------------------

We have had limited working capital and we are relying upon capital notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to: (i) provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining; (ii) make acquisitions of additional film and film libraries; and (iii) exploit and expand such acquisitions. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

New Business
------------

We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.

Potential fluctuations in quarterly operating results -
-------------------------------------------------------

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the level of use of reproduced films, the demand for digital or Beta-SP format sporting event films; seasonal trends in film viewing, the amount and timing of capital expenditures and other costs relating to the expansion of our film processing operations; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the TV industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Achieving Market Acceptance
---------------------------

The broadcasting business is highly competitive. We have selected a particular market niche for broadcast content (vintage or nostalgic sports programming), based upon available recorded materials in the public domain, the size of the viewing market for nostalgic sports programming, and the growing satellite dish market. Achieving market acceptance for our programming will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers. There is no guarantee that we will have available funds or other resources necessary to achieve such acceptance.

Competition
-----------

The business of selling advertising for televised programming is extremely competitive. Our Company must, in general, compete with many networks and companies offering many programming events and packages, using various similar and competitive advertising methods, such as television, radio and newsprint, with the programming offerings running a very wide range of prices. We are seeking to establish a specific niche within that large spectrum. Our programming is targeted to the sports fan with an interest in past sporting events. As a new company, we will face competition from those longer established and better financed businesses with their established advertiser bases and their name recognition and their credibility. We can provide no guarantee that we can successfully compete against such competition.

Government Regulation
---------------------

Our business is subject to federal regulation under the Federal Communications Commission. Additionally, our business operations will be subject to all government regulations normally incident to conducting any business (e.g., occupational safety nd health acts, workmen's compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, there is no guarantee of our success in these efforts, and we cannot predict the affect of those regulations on our proposed business activities.

FEDERAL REGULATION

The primary federal statute dealing with the regulation of the cable television industry is the Communications Act. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act, which became effective in February 1996, was the most comprehensive reform of the nation's telecommunications laws since the Communications Act. Although the long term goal of the 1996 Telecom Act is to promote competition and decrease regulation of various communications industries, in the short term, the law delegates to the FCC, and in some cases to the states, broad new rule making authority. The FCC and state regulatory agencies have been required to conduct numerous rule making and regulatory proceedings to implement the 1996 Telecom Act and such proceedings may materially affect the cable television industry. Such rule making can limit or the way Cavalcade broadcasts its sports programming, which can impair the Company's ability to meet its business objectives.

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations to implement the provisions contained in the Communications Act. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Below, you will find a brief summary of certain of these federal regulations as adopted to date.

CABLE RATE REGULATION

The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, local franchise authorities had primary responsibility for administering the basic service tier. The FCC directly administered rate regulation of cable programming service tiers, which included all video programming distributed over a system that is not part of the basic service tier. Although the 1996 Telecom Act preserves local franchise authority to regulate the basic service tier, it eliminated FCC authority to regulate cable programming service tier rates as of March 31, 1999. Accordingly, the FCC is no longer able to act on cable programming service tier rate increases that occur after that date.

Federal law nonetheless continues to govern certain aspects of local rate regulation. For example, federal law requires that the basic service tier be offered to all cable subscribers. Recent FCC regulations adopted pursuant to the 1996 Telecom Act define "effective competition" and "small cable operator" for purposes of exempting certain cable systems' basic tier from rate regulation. Additional federal regulations require cable systems to permit customers to purchase video programming on a per channel or per program basis without subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally this exemption is available until a cable system obtains the technical capability, but not later than December 2002.

Although the 1996 Telecom Act eliminated FCC rate regulation of the higher tiers, local franchising authorities, known in the industry as LFAs, continue to have authority over the regulation of the lowest level of cable; the basic service tier, commonly known as BST. For regulatory purposes, the BST contains local broadcast stations and public, educational, and government, or PEG, access channels and other services the system operator chooses to include in the same package with these channels. Before an LFAS begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology. Few of the LFAs in the communities in which we will likely operate have elected to certify to regulate rates. However there is no certainty that our revenues and results of operations will not be adversely affected in the future by regulation of cable system rates.

Dependence Upon Management
--------------------------

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Mr. Edward Litwak, our founder and formerly our consultant, and now our President and Chairman of our Board of Directors. During the next 90 days, we will replace our Consulting Agreement with Mr. Litwak, which ends on December 31, 2003, with a five-year Employment Agreement which will end December 31, 2006 but which is subject to a five-year extension at our option. As of the date of this Report, we have not yet finalized our employment agreement with Mr. Litwak

If we lost the services of Mr. Litwak or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. At present, we do not have employment contracts with any other of our officers or members of Management. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors
-----------------------------

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors
---------------------------------------------------------------------

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors. (See "Indemnification of Directors and Officers")

Continued Control by Current Officers and Directors
---------------------------------------------------

The present officers and directors own 61.2% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See "Security Ownership of Certain Beneficial Owners and Management")

Management of Potential Growth
------------------------------

We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

Our Ownership Rights to Films and Footage We Acquire
----------------------------------------------------

Prior to each film acquisition, we conduct a copyright search to determine the film's availability for broadcast without a license. Where property rights do exist, we have, and will continue to, pursue and obtain license agreements. In our research efforts, we may choose not to use films or footage that would require us to obtain costly licenses, however, and each situation will be decided on a case by case basis.

Many clips, old films, previously viewed and taped or filmed television productions are not owned by anyone and are considered "in the public domain." It is, however, possible that existing intellectual property rights in certain films or footage clips are not discovered by our research efforts, and in such cases, we may be forced to later pay license fees and penalties that we initially did not anticipate. Although we will make best efforts to do our thorough due diligence prior to making a purchase, any such oversight on our part could potentially affect the quantity and quality of our film library, and could be costly to the Company. To mitigate costs associated with mistakes made in clearing intellectual property rights of films or footage, the Company plans to obtain errors and omissions insurance for our Officers and Directors.

Copyright Searches Not Always Conclusive
----------------------------------------

Searches of the Copyright Office catalogs and records are useful in helping to determine the copyright status of a work, but they cannot be regarded as conclusive in all cases. The complete absence of any information about a work in the Office records does not mean that the work is unprotected. The following are examples of cases in which information about a particular work may be incomplete or lacking entirely in the Copyright Office:

- Before 1978, unpublished works were entitled to protection under common law without the need of registration;
- Works published with notice prior to 1978 may be registered at any time within the first 28-year term;
- Works copyrighted between January 1, 1964, and December 31, 1977, are affected by the Copyright Renewal Act of 1992, which automatically extends the copyright term and makes renewal registrations optional.
- For works under copyright protection on or after January 1, 1978, registration may be made at any time during the term of protection.
- Although registration is not required as a condition of copyright protection, there are certain definite advantages to registration.
- Since searches are ordinarily limited to registrations that have already been cataloged, a search report may not cover recent registrations for which catalog records are not yet available. The information in the search request may not have been complete or specific enough to identify the work. The work may have been registered under a different title or as part of a larger work.

Technology used in our businesses could become obsolete
-------------------------------------------------------

The satellite television, cable and terrestrial broadcast industries are in a rapid and continuing state of change as new technologies develop. Similarly, the markets for conditional access systems, broadcast control software and interactive television applications are characterized by rapid technological change, evolving industry standards and frequent product enhancements. Many digital broadcasters are seeking more sophisticated software that will afford them greater flexibility in delivering content such as films, sports events, Internet Web pages and other information to viewers, and will enable them to offer interactive services, video-on-demand and pay-per-view events to their subscribers. Our continued success will depend, in part, upon our ability to acquire more content, and to market our content in new technological environments in a timely and cost-effective manner. We can make no promise that we will be able to keep pace with competing technological developments.

Competition could reduce the market share of our businesses and harm our
------------------------------------------------------------------------
financial performance
---------------------

Competitors to satellite and other pay-TV businesses comprise a broad range of companies engaged in communications, entertainment and services, including satellite, cable and digital terrestrial television distributors, television networks, telecommunications providers and home video products companies, as well as companies developing new technologies and other suppliers of news, information and entertainment. Competition from these companies has increased over the past several years and we expect the industry to undergo significant changes, including continued consolidation in the cable and broadband markets, the growth of digital cable systems and the expansion of digital broadcasting. In addition, the expansion of our platforms to include interactive applications will bring them into competition with new providers. Other providers may deliver competing interactive services to televisions, personal computers or wireless devices. We cannot assure you that our businesses will be able to compete successfully against current and prospective providers of competing services.

Acquisition of Footage
----------------------

We are not certain that we will be able to acquire enough hours of footage. In order to operate our nostalgic sports channel on a 24 hour per day, 7 day per week basis, we will need approximately 4,300 hours of content for the first two years. We currently have only approximately 2,5000 hours, but are in negotiations to acquire an additional approximately 7,500 hours. Although we believe that we will have at least 4,500 hours by the end of 2002, there is no guarantee that we will achieve this, and if we are not successful in achieving this level of acquisition, we may be forced to repeat programs more often, which could lead to a drop off in viewers.


ITEM 7.  FINANCIAL STATEMENTS

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                      FINANCIAL STATEMENTS AND SCHEDULES

                          DECEMBER 31, 2001 AND 2000






                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A Development Stage Company)

                       CAVALCADE OF SPORTS MEDIA, INC.
                        (A development stage company)

                        Index to Financial Statements
------------------------------------------------------------------------------

                                                                    Page No.
                                                                 -------------
Report of Independent Certified Public Accountants                    F-3
Consolidated Balance Sheet at December 31, 2001 and 2000           F-4 to F-5
Consolidated Statements of Losses for the two years ended
 December 31, 2001 and 2000, and for the period July 29, 1997
 (date of inception) to December 31, 2001                             F-6
Consolidated Statements of Deficiency in Stockholders' Equity for
 the two years ended December 31, 2001 and 2000, and for the
 period July 29, 1997 (date of inception) to December 31, 2001     F-7 to F-8
Consolidated Statements of Cash Flows for the two years ended
 December 31, 2001 and 2000, and for the period July 29, 1997
 (date of inception) to December 31, 2001                             F-9
Notes to Consolidated Financial Statements                        F-10 to F-22







                           STEFANOU & COMPANY, LLP
                         CERTIFIED PUBLIC ACCOUNTANTS

                              1360 Beverly Road
                                  Suite 305
                            McLean, VA  22101-3621
                                703-448-9200
                              703-448-3515 (fax)
                                                            Philadelphia, PA
 ----------------------------------------------------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

Board of Directors
Cavalcade of Sports Media, Inc.
Del Mar, California

     We have audited the accompanying consolidated balance sheets of Cavalcade of Sports Media, Inc. (a development stage Company) as of December 31, 2001 and 2000 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended and for the period July 29, 1997 (date of inception) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavalcade of Sports Media, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended, and from July 29, 1997 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations, is in default under the terms of its debt obligations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ STEFANOU & COMPANY, LLP
                                           -----------------------
                                            Stefanou & Company, LLP
                                            Certified Public Accountants
McLean, Virginia
April 12, 2002

                              CAVALCADE OF SPORTS MEDIA, INC.
                               (A development stage company)
                                CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001 and 2000


                                                          2001              2000
                                                          ----              ----
             ASSETS

Current assets:
     Cash and equivalents                                 $    15,459       $    59,840
     Other receivable (Note H)                                 30,000             5,000
                                                          -----------       -----------
     Total current assets                                      45,459            64,840

Property, Plant & Equipment
    Office Furniture, net                                       1,350                 -


Other assets:
     Film Library, at cost (Note B)                           522,577           392,752
     Goodwill, net of amortization of $ 196,185
       at December 31,  2001 and $98,093
       at December 31, 2000                                   294,282           392,374
                                                          -----------       -----------
     Total Other Assets                                       816,859           785,126


                                                              863,668           849,966
                                                          ===========       ===========



             LIABILITIES

Current Liabilities:
  Accounts payable and accrued expenses
  (Note C)                                                    318,419           211,895
  Other Accrued Liabilities (Note F)                          380,000           380,000
  Note Payable (Note D)                                     1,084,415           557,000
  Advances from Officers (Note H)                             193,799           317,453
  Other Advances                                               45,000                 -
                                                          -----------       -----------
  Total Current Liabilities                                 2,021,633         1,466,348

Commitments and Contingencies (Note G)                              -                 -

Deficiency in Stockholders' Equity (Note F)
  Preferred stock, par value, $0.001 per share;
  10,000,000 shares authorized; none issued at
  December 31, 2001 and December 31, 2000                           -                 -
  Common stock, par value, $0.001 per share;
  100,000,000 shares authorized ; 11,430,972 and
  10,863,124 issued at December 31, 2001 and
  December 31, 2000, respectively                               11,431            10,863
  Additional paid-in-capital                                 1,595,973           880,541
  Deficit accumulated during development stage              (2,765,370)       (1,507,786)
                                                           -----------       -----------
  Deficiency in stockholder's equity                        (1,157,966)         (616,382)
                                                           -----------       -----------
                                                           $   863,668       $   849,966
                                                           ===========       ===========


                See accompanying notes to consolidated financial statements


                                              CAVALCADE OF SPORTS MEDIA, INC.
                                               (A development stage company)
                                             CONSOLIDATED STATEMENT OF LOSSES


                                                                                             For the Period July 29,
                                                        December 31,        December 31,     1997 (Date of Inception)
                                                         2001                2000              to December 31, 2001
                                                         ----                ----              --------------------

Revenues:                                                $         -         $           -     $                  -

Costs and Expenses:
  Selling, general and administrative                        886,045               789,260                1,994,853
  Interest expense                                           273,107                31,850                  304,957
  Amortization and depreciation expense                       98,432                98,093                  196,525
                                                         -----------           -----------           --------------
      Total Cost and Expense                               1,257,584               919,203                2,496,335
                                                         -----------           -----------           --------------

Loss from Operations                                     (1,257,584)             (919,203)              (2,496,335)
                                                         -----------           -----------           --------------

Other Income:
  Miscellaneous Income                                            -                 1,881                    4,766
  Interest Income                                                 -                   130                      130
                                                        -----------           -----------           --------------
                                                                  -                 2,011                    4,896
                                                        -----------           -----------           --------------
Loss from continuing operations, before
income taxes and discontinued operations                (1,257,584)             (917,192)              (2,491,439)

Income (taxes) benefit                                           -                     -                        -
                                                        -----------           -----------           --------------
Loss from continuing operations, before
discontinued operations                                 (1,257,584)             (917,192)              (2,491,439)
Loss from discontinued operations                                -              (18,750)                (352,905)
Income (loss) on disposal of discontinued
operations, net                                                  -                78,974                   78,974
                                                        -----------           -----------          ---------------
Net Loss                                                $(1,257,584)          $  (856,968)         $    (2,765,370)
                                                        ===========           ===========          ===============

Income (loss) per common share (basic and
assuming dilution)                                      $    (0.11)           $    (0.08)           $        (0.35)
                                                        ===========           ===========           ===============
Continuing Operations                                   $    (0.11)           $    (0.09)           $        (0.31)
Discontinued Operations                                 $         -           $      0.01           $        (0.04)


Weighted average shares outstanding
  Basic and Diluted                                      11,262,352            10,762,172                 7,852,427




                                  See accompanying notes to consolidated financial statements


                                                CAVALCADE OF SPORTS MEDIA, INC.
                                                 (A development stage company)
                                 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001


                                                                                       Deficit Accumulated
                                                                      Additional Paid  During Development
             Preferred Shares Stock Amount Common Shares Stock Amount   in Capital           Stage        Treasury Stock   Total
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------

Shares issued at
date of inception
(July 29, 1997)
to founders in
exchange for
contribution of
organization costs
valued @ $.91 per
share, as
restated (Note F)          -            -        12,657           12          11,541                  -              -      11,553

Net Loss                   -            -             -            -               -                  -              -           -
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------
Balance at
December 31, 1997
as restated                -            -        12,657           12          11,541                  -              -      11,553

Shares issued
January 1, 1998
in exchange for
Gemma Global,
Inc., valued @
$.001 per shares,
as restated
(Note F)                   -            -            10            -               -                  -              -           -

Shares issued
December 22, 1998
to consultants in
exchange for services
valued @ $.002
per shares (Note F)        -            -     1,112,500        1,113             889                  -              -       2,002

Shares issued
December 22, 1998
to President in
exchange for debt
valued @ $.002 per
shares (Note F)            -            -     8,333,333        8,333           6,667                  -              -      15,000

Operating expenses
incurred by principal
shareholder
(Note F & G)               -            -             -            -           8,925                  -              -       8,925

Net Loss                   -            -             -            -               -           (212,773)             -    (212,773)
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------
Balance at
December 31, 1998          -            -     9,458,500        9,458          28,022           (212,773)             -    (175,293)

Shares issued
on April 13, 1999
for cash in
connection with
private placement
@ $1.00 per
share (Note F)             -            -         4,000            4           3,996                  -              -       4,000

Shares issued on
April 13, 1999 to
consultants in
exchange for services]
valued @ $1.00 per
share (Note F)             -            -       180,000          180         179,820                  -               -    180,000

Shares issued
May 28, 1999 in
exchange for services
valued @ $.001 per
share (Note F)       855,000          855             -            -               -                  -               -        855

Contribution of
shares to treasury
on September 30,
1999 by principal
shareholder
(Note C & F)               -            -    (2,821,440)           -           2,821                  -         (2,821)         -

Shares issued on
November 12, 1999
for cash in
connection with
private placement
@ $.10 per share
(Note F)                   -            -     1,000,000        1,000          99,000                  -              -     100,000

Release of shares
held in treasury
and acquisition
of Cavalcade of
Sports Network, Inc
on December 16,
1999 (Note C & F)          -            -     2,821,440            -         279,323                  -           2,821    282,144

Operating expenses
incurred by principal
shareholder
(Note F & G)               -            -             -            -           6,000                  -               -      6,000

Net Loss                   -            -             -            -               -           (438,045)              -   (438,045)
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------
Balance at
December 31, 1999    855,000          855    10,642,500       10,642         598,982           (650,818)              -    (40,339)







                                                CAVALCADE OF SPORTS MEDIA, INC.
                                                 (A development stage company)
                                 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

                                                                                       Deficit Accumulated
                                                                      Additional Paid  During Development
             Preferred Shares Stock Amount Common Shares Stock Amount   in Capital           Stage        Treasury Stock   Total
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------

Balance Forward      855,000           855    10,642,500      10,642          598,982          (650,818)              -     (40,339)

Shares issued
in March 2000 in
exchange for debt
@ $1.25 per share          -             -        61,798          62           77,185                 -               -      77,247

Shares issued
March 28, 2000 in
exchange for services
@ $1.25 per share          -             -         2,100           2            2,623                 -               -       2,625

Shares issued April
27, 2000 in exchange
for services @ $1.25
per share                  -             -         7,500           8            9,367                 -               -       9,375

Shares issued
May 8, 2000 in
exchange for services
@ $1.25 per share          -             -        12,500          13           15,612                 -               -      15,625

Shares issued
May 17, 2000 in
exchange for services
@ 1.25 per share           -             -        25,000          25           31,225                 -               -      31,250

Shares issued June
2000 in exchange
for debt @ $1.25
per share                  -             -         4,000           4            4,996                 -               -       5,000

Shares issued June
2000 in exchange
for services @ $1.25
per share                  -             -        17,666          18           22,065                 -               -      22,083

Shares issued July
25, 2000 in exchange
for debt @ $1.25
per share                  -             -         1,000           1            1,249                 -               -       1,250

Shares issued August
2000, in exchange
for services
@ $1.25 per share          -             -        65,000          65           81,185                 -               -      81,250

Conversion of
preferred stock
on September 18,
2000 Note K)        (855,000)         (855)            -           -                -                 -               -       (855)

Shares issued
October 13, 2000,
in exchange for
services @ $1.25
per share                  -             -         1,060           1            1,324                 -               -       1,325

Shares issued
October 30, 2000
in exchange for
services @ $1.25
per share                  -             -        20,000          20           24,980                 -               -      25,000

Shares issued
November 9, 2000
in exchange for
services @ $1.25
per share                  -             -         2,500           2            3,123                 -               -       3,125

Shares issued
December 1, 2000
in exchange for
services @ $1.25
per share                  -             -           500           -              625                 -               -         625

Operating expenses
incurred by
principal shareholder
(Note F & G)               -             -             -           -            6,000                 -               -       6,000

Net Loss                   -             -             -           -                -          (856,968)              -    (856,968)
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------
Balance at
December 31, 2000          -             -    10,863,124      10,863          880,541        (1,507,786)              -    (616,382)





                                                CAVALCADE OF SPORTS MEDIA, INC.
                                                 (A development stage company)
                                 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001


                                                                                       Deficit Accumulated
                                                                      Additional Paid  During Development
             Preferred Shares Stock Amount Common Shares Stock Amount   in Capital           Stage        Treasury Stock   Total
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------

Balance Forward            -             -    10,863,124        10,863        880,541        (1,507,786)              -    (616,382)

Shares issued in
January 2001, in
exchange for services
@ $1.25 per share          -             -       200,000           200        249,800                 -               -     250,000

Shares issued in
April 2001, in
exchange for services
@ $1.25 per share          -             -       120,000           120        149,880                 -               -     150,000

Shares issued in
April 2001, in
exchange for
advances from
officers @ $1.25
per share                  -             -       100,000           100        124,900                 -               -     125,000

Shares issued in
August 2001, in
exchange for services
@ $1.25 per share          -             -        75,000            75         93,675                 -               -      93,750

Shares issued in
August 2001, in
exchange for services
@ $1.25 per share          -             -        30,000            30         37,470                 -               -      37,500

Fractional shares
cancelled in
August, 2001               -             -         (152)             -              -                 -               -           -

Shares canceled in
November 2001              -             -      (20,000)           (20)       (24,980)                -               -     (25,000)

Shares issued in
December 2001, in
exchange for services
@ 1.25 per share           -             -        63,000            63         78,687                 -               -      78,750

Operating expenses
incurred by principal
shareholder
(Note F & G)               -             -             -            -          6,000                 -               -        6,000

Net loss at
December 31, 2001          -             -             -            -              -        (1,257,584)              -   (1,257,584)
             ---------------- ------------ ------------- ------------ --------------- ------------------- -------------- -----------
Balance at
December 31, 2001          -   $         -    11,430,972  $    11,431  $   1,595,973   $    (2,765,370)   $          -  $(1,157,966)
             ================ ============ ============= ============ =============== =================== ============== ===========




                                                CAVALCADE OF SPORTS MEDIA, INC.
                                                 (A development stage company)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         For the Period
                                                                                                       July 29, 1997 (Date
                                                                                                         of Inception) to
                                                                                                           December 31,
                                                                       2001             2000                  2001
                                                                       ----             ----

Cash flows from operating activities:
   Net loss for the period from continuing
    Operations                                                         (1,257,584)       (917,192)           (2,491,439)
   Loss from discontinued operations                                            -         (18,750)             (352,905)
   Disposal of business segment, net                                            -          78,974                78,974
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
   Amortization and Depreciation                                           98,432          98,093               196,525
   Organization and acquisition costs expensed                                  -               -                11,553
   Common Stock issued in exchange for Services                           585,000         192,283               970,838
   Common Stock issued in exchange for Debt                               125,000          83,498               233,498
   Preferred Stock issued in exchange for Services                              -               -                   855
   Conversion of preferred stock                                                -            (855)                 (855)
   Write off of  acquired asset                                                 -               -                 5,000
   Expenses paid by principal shareholder                                   6,000           6,000                26,925
   Expenses paid by shareholders in exchange for
    common stock                                                                -               -                25,000
   (Increase) decrease in:
      Other receivable                                                    (25,000)         (5,000)              (30,000)
   Increase (decrease) in:
      Accounts payable and accrued expenses, net                          106,525         (54,475)               88,839
                                                                       -----------     -----------           -----------
     Net cash used in operating activities                               (361,627)       (537,424)           (1,237,192)


Cash flows used in investing activities:
  Acquisition of Film Library and footage
    production costs                                                    (129,825)         (53,255)             (183,080)
    Acquisition of Office Furniture                                       (1,690)               -                (1,690)
  Cash acquired in connection with acquisition                                 -                -                35,207
                                                                      -----------      -----------           -----------
   Net cash used in investing activities                                (131,515)         (53,255)             (149,563)


Cash flows (used in)/provided by financing activities:
  Advances from officer, net                                            (123,654)          55,724               193,799
  Other advances, net                                                     45,000                -                45,000
  Proceeds from issuance of notes payable , net                          527,415          557,000             1,084,415
    Proceeds from issuance of common stock, net                                -                -                79,000
                                                                      -----------      -----------           -----------
   Net cash used in financing activities                                 448,761          612,724             1,402,214


Net increase (decrease) in cash and equivalents                          (44,381)          22,045                15,459

Cash and cash equivalents at beginning of period                          59,840           37,795                     -
                                                                      -----------      -----------           -----------
Cash and cash equivalents at end of period                            $   15,459       $    59,840           $    15,459
                                                                      ===========      ===========           ===========



                                See accompanying notes to consolidated financial statements


                                                CAVALCADE OF SPORTS MEDIA, INC.
                                                 (A development stage company)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                         For the Period
                                                                                                       July 29, 1997 (Date
                                                                                                         of Inception) to
                                                                                                           December 31,
                                                                        2001             2000                  2001
                                                                        ----             ----

Supplemental Information:7
  Cash paid during the period for interest                              $         -      $         -          $          -
  Cash paid during the period for taxes                                           -                -                     -
  Common Stock issued for services                                          585,000          192,283               970,838
  Conversion of preferred stock                                                   -             (855)                 (855)
  Preferred Stock issued in exchange for services                                 -                -                   855
  Contribution of shares to treasury by principal
    Shareholder                                                                   -                -                (2,821)
  Common Stock issued in exchange for debt                                  125,000           83,498               223,498
  Acquisition:
    Assets acquired                                                               -                -               379,704
    Goodwill                                                                      -                -               490,467
    Accumulated deficit                                                           -                -                     -
    Liabilities assumed                                                           -                -              (588,027)
    Common Stock Issued                                                           -                -              (282,144)
                                                                        -----------      -----------           -----------
    Net Cash paid for Acquisition                                       $         -      $         -           $         -
                                                                        ===========      ===========           ===========
  Liabilities disposed of in disposition of
    business, net                                                       $         -      $    79,374           $    79,374
  Net cash received in disposition of business                          $         -      $         -           $         -
                                                                        ===========      ===========           ===========





                                  See accompanying notes to consolidated financial statements


                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 and 2000

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2001, the Company has accumulated losses of $ 2,765,370.

The consolidated financial statements include the accounts of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc. Significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company will follow a policy of recognizing subscriber fee income as revenue in the period the service is provided.

Film Library
------------

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

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. Advertising costs incurred during the years ended December 31, 2001 and 2000 were $ 0 and $ 20,373, respectively.

Cash Equivalents
----------------
For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 and 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Goodwill and Other Intangibles
------------------------------

Goodwill represents the excess of the purchase price over the fair value of the acquired company and is being amortized on a straight-line basis over a period not exceeding five years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset or assets as measured by discounted current and expected future operating income of that specified group of assets and expected discounted future cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon the expected discounted future cash flows.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 and 2000

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity
---------

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,257,584 during the year ended December 31, 2001 and $ 856,968 during the year ended December 31, 2000. The Company's current liabilities exceeded its assets liabilities by $ 1,976,174 as of December 31, 2001. For the period from inception through December 31, 2001, the Company has accumulated losses of $ 2,765,370. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------

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

Net Loss Per Share
------------------

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

                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 and 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements
-----------------------------

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In June 2000, Statement of Position No. 00-2, Accounting for Producers or Distributors of Films, was issued, which replaces SFAS No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. The accounting standard establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. This pronouncement is effective for fiscal years beginning after December 15, 2000, but earlier application is acceptable. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 and 142 will have a material impact on its consolidated financial statements

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000


NOTE B- FILM LIBRARY

The Company's Film Library is comprised of nostalgic sports films and footage which resides in the public domain. The Company does not have enforceable legal rights to control the access and distribution of the content of these films and footage.

The Company's Film Library at December 31, 2001 and 2000 consists of the following:

                                                      2001         2000
                                                      ----         ----
   Nostalgic sports films and footage acquisition
    and direct production  costs                      $ 522,577    $  392,752
                                                      =========    ==========

Post production costs capitalized during the years ended December 31, 2001 and 2000 were $150,273 and $ 23,948, respectively.

NOTE C- ACQUISITION

In December 1999 the Company acquired Cavalcade of Sports Network, Inc., in exchange for $282,144 consisting of 2,821,440 shares of the Company's common stock in a transaction accounted for using the purchase method of accounting. From its inception and up to its acquisition by the Company, Cavalcade of Sports Network, Inc. did not operate a business, and as such did not have any revenue producing activities, employees, market distribution system, sales force, customers, production techniques and or trade names.

The total purchase price and carrying value of the net assets acquired of Cavalcade of Sports Network, Inc. were as follows:

                   Current assets                      $     40,207
                   Film footage                             339,497
                   Goodwill                                 490,467
                   Liabilities assumed                     (588,027)
                                                       ------------
                                                       $    282,144
                                                       ============

The Company valued the common stock issued to Cavalcade of Sports Network, Inc. at $.10 per share, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase.

In connection with the acquisition of Cavalcade of Sports Network, Inc., the Company agreed to issue its common stock in exchange for an aggregate of the $ 463,498 of the liabilities assumed. During the year ended December 31, 2000, the Company issued 66,798 shares of restricted common stock in exchange for $83,498 of assumed liabilities. The Company shall also offer the Company's common stock, subject to registration, to the holders of $380,000 of debt (see Note F). The balance of the liabilities assumed was payable in cash, $83,175 and $ 41,354 were paid during the years ended December 31, 2001 and 2000, respectively.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

NOTE D- NOTES PAYABLE

Notes payable at December 31, 2001 and 2000 are as follows:

                                                                        2001          2000
                                                                        ----          ----
12 % convertible subordinated payable, unsecured and due
December 31, 2000; Noteholder has the option to convert
unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common
stock under the Securities Act of 1933 at a rate of $1.25 per
share.   In the event the unpaid principal amount of the notes,
together with any accrued and unpaid interest, are not
converted, or paid in full by December 31, 2000 then interest accrues at 18% per annum until paid in full. The Company is in
default under the terms of the Note Agreements (See Note L)             $ 457,000      $ 457,000


12 % convertible subordinated payable, unsecured and due
December 31, 2001; Noteholder has the option to convert
unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common
stock under the Securities Act of 1933 at a rate of $1.25 per
share.   In the event the unpaid principal amount of the notes,
together with any accrued and unpaid interest, are not
converted, or paid in full by December 31, 2001 then interest accrues at 18% per annum until paid in full. The Company is in
default under the terms of the Note Agreements (See Note L)               475,000             -


Note payable on demand to investor; interest payable
monthly at 18% per annum; unsecured; guaranteed by the
Company's President                                                             -       100,000


Note payable on demand to investor; interest payable
monthly at 18% per annum; unsecured; guaranteed by
the Company's President                                                    52,415             -


Note payable on demand to investor; interest payable
monthly at 18% per annum; unsecured; guaranteed by
the Company's President                                                   100,000             -
                                                                       ----------     ---------
                                                                        1,084,415       557,000
Less: current portion                                                  (1,084,415)     (557,000)
                                                                       ----------     ---------
                                                                       $        -     $       -
                                                                       ==========     =========



                                              F-16

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

NOTE E-INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of $ 2,700,000, expiring in the year 2021, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2001 are as follows:

                Non current:
                Net operating loss carryforward       $   918,000
                Valuation allowance                      (918,000)
                                                      -----------
                Net deferred tax asset                $         -
                                                      ===========


NOTE F-CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share.

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

In April 1998, the shareholders of Gemma exchanged all of their outstanding shares on a share for share basis for shares of the common stock of Gemma Global, Inc., an inactive company with no significant operations, organized under the laws of the State of Nevada ("Company"). The Company's sole asset was a License Agreement granting the Company the right to manufacture and distribute women's shoes (see Note F). The Company issued 10,000 shares of common stock to the shareholders of Gemma Global, Inc. in exchange for the License Agreement. The stock issued was valued at $.001 per share, which represents the fair value of the License Agreement.

In December 1998, the Company's Board of Directors approved a one (1) share for one thousand (1,000) share reverse stock split. The accompanying financial statements have been restated to give effect for the reverse split.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

NOTE F-CAPITAL STOCK (continued)

In December 1998, the Company issued 1,112,500 shares of common stock to non-employees in exchange for legal and financial advisory services rendered to the Company. The stock issued was valued at approximately $.002 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In December 1998, the Company issued 8,333,333 shares of common stock in exchange for a $ 15,000 loan payable to the Company's principal shareholder and Chief Executive Officer. The Shareholder subsequently issued an aggregate of 2,625,000 of the shares of stock to certain consultants deemed essential to the continuance of the Company's principal business at the time, that of developing a shoe manufacturing, sales and distribution enterprise. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the consulting expense as a current expense and a corresponding capital
contribution.    The stock issued was valued at $ 2,925, or approximately
$.001 per share, which represents the fair value of the stock issued.

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

In May 1999, the Company authorized and issued a series of 855,000 shares of the Company's preferred stock as convertible preferred stock ("1999 Global Group Series") to the Company's management and advisors who had been unsuccessful in developing the Company's shoe apparel business segment in exchange for those individuals continuing to devote their services to developing the shoe business segment. At the time of the issuance of the preferred shares, the Company's shoe apparel segment had no operations, liabilities in excess of its assets and was in default under the terms of its License Agreements (see Note G). The stock issued was valued at approximately $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

The holders of the convertible preferred stock shall only be entitled to receive dividends from earnings of the Company's wholly-owned subsidiary, Global Group International, Inc. Global International, Inc.'s principal asset is the License Agreement to manufacture and distribute women's' shoes (see Note K). Such dividends shall be equal to ten percent (10%) of the subsidiary's earnings on a quarterly basis. Earnings are defined as net income after taxes. Any earned, but unpaid dividends shall be accrued. In the event of liquidation, dissolution, or winding up of the Company, the holders of the 1999 Global Group Series convertible preferred stock shall be entitled to receive out of assets of the Company, solely the common stock of Global Group, International, Inc. (see Notes J and K).

In December 1999, the Company issued 1,000,000 shares of common stock in exchange for $75,000 and payment of $ 25,000 of Company expenses, in connection with a private placement to accredited investors.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

NOTE F-CAPITAL STOCK (continued)

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

During the year ended December 31, 2000, the Company issued 66,798 shares of common stock in exchange for debts assumed by the Company in connection with its acquisition of Cavalcade of Sports Network, Inc. (see Note C). The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares at the dates of issuance.

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

During the year ended December 31, 2001, the Company issued 468,000 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation costs of $ 585,000 was charged to income during the year ended December 31, 2001.

During the year ended December 31, 2001, the Company issued 100,000 shares of the Company's common stock to the President of the Company in exchange for monies advanced to the Company. The Company valued the shares issued at $
1.25 per share, which approximated the fair value of the shares at the date of issuance.

NOTE G-COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

Beginning in January 1998, the Company began leasing office space in the residence of the Company's President on a month-to-month basis in Del Mar, California at a rate of $ 500 per month. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the occupancy expense as a current expense and a corresponding capital contribution. Rental expense charged to operations in 2001 and 2000 was $6,000 per year, respectively.

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

NOTE G-COMMITMENTS AND CONTINGENCIES (continued)

License Agreements
------------------

In January 1999, the Company's sole director, officer and shareholder assigned to the Company various License Agreements in exchange for 10 shares of the Company's issued and outstanding common stock. The agreements grant the Company the right to manufacture and distribute women's shoes in exchange for a minimum annual royalty equal to the greater of 6% of net sales or $25,000 per year. The agreements expire in 2017. The Company is in default under the terms of the License Agreements due to non-payment of the minimum annual royalties. In September 2000, the holder of the license agreements legally released the Company from its past and future obligations under the terms of the agreements (see Note J).

In December 2000, the Company executed a License Agreement effective January 1, 2001 granting the Company the non-exclusive use of 200 hours of sports film footage for broadcast in the United States of America in exchange for $150,000 in cash and $50,000 in stock options. The issuance of the stock options are subject to the negotiation of a mutually acceptable stock option agreement between the Company and the Licensor. The License Agreement expires in December 2003. As of the date of the financial statements the Company and the Licensor have informally agreed to mutually extend the commencement of the License Agreement and the related performance by the Company under the terms of the Agreement.

NOTE H-RELATED PARTY TRANSACTIONS

From the Company's inception in July 1997, the Company's President has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of the advances due the Company's President at December 31, 2001 and 2000 were $ 193,799 and $ 317,454, respectively.

Included in other receivable are $20,000 and $5,000 at December 31, 2001 and 2000, respectively for advances to the Company's principal shareholder. The advances are unsecured and no formal repayment terms or arrangements exist.

NOTE I-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                                                     For the period
                                                                                     July 29, 1997
                                                                                   (Date of Inception)
                                                                                          through
                                                      2001            2000           December 31, 2001
                                                      ----            ----           -----------------

Net income loss available to Common stockholders      $ (1,257,584)   $  (856,968)   $   (2,765,370)
                                                      ------------    -----------    --------------
Basic and diluted earning (loss) per share            $      (0.11)   $     (0.08)   $        (0.35)
                                                      ============    ===========    ==============
Continuing operations                                 $      (0.11)   $     (0.09)   $        (0.31)
Discontinued operations                               $          -    $      0.01    $        (0.04)
Weighted average common shares outstanding              11,262,352     10,762,172         7,852,427

Net loss per share is based upon the weighted average of shares of common stock outstanding. In December 1998, a one (1) for one thousand (1,000) reverse stock split of the Company's common stock was effected (See Note F). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

NOTE J- DISCONTINUED OPERATIONS

On September 18, 2000, the holders of the Company's preferred stock elected to convert their shares to common stock of Global Group International, Inc. (see Note F). As a result of the conversion, the Company's interest in Global Group International, Inc., which represented the Company's shoe business segment, was reduced from 100% to less than 1%. As a result of the spin off of the subsidiary, the Company's shoe business segment is accounted for as discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

In connection with the election, the Company cancelled the previously issued and outstanding 855,000 shares of the preferred stock as convertible preferred stock ("1999 Global Group Series"). The discontinued operations had no assets and had negative book value. Net current liabilities consisted of accrued expenses incurred in connection with unpaid minimum royalties due under license agreements to manufacture and distribute women's shoes (see Note
G). The holders of the preferred shares paid no monetary consideration to the Company. In September 2000, the holder of the license agreements legally released the Company from its past and future obligations under the terms of the agreements, and as a result, the Company de-recognized the $78,974 of unpaid and previously accrued minimum royalties. Accordingly, the Company recorded a net gain of $ 78,974 during the year ended December 31, 2000 in connection with the disposal of the shoe business segment.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the year ended December 31, 2001 and 2000 were:

                              2001          2000
                              ----          ----
Revenues                      $      -      $      -
Expenses                             -        18,750
                              --------      --------
Net (loss)                    $      -      $(18,750)

NOTE K- SUBSEQUENT EVENT

Subsequent to the date of the accompanying financial statements, the Company received $ 6,250 of proceeds from a private placement of the Company's capital notes payable (See Note D). The Notes mature on December 31, 2002 and bear interest at 12% per annum.

NOTE L- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2001 and 2000, the Company incurred losses from operations of $1,257,584 and $ 917,192, respectively.
In addition, the Company is currently in default under the terms of the Capital Note obligations (see Note D). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000

NOTE L- GOING CONCERN MATTERS (continued)

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Stefanou & Company, LLP, which audited our financial statements for the fiscal years since inception (July 29, 1997), have audited our financial statements for the fiscal year ended December 31, 2001. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of April 9, 2002 are shown in the following table. Biographical information for each is set forth following the table.

  Name                   Age       Position
  ----

  Edward E. Litwak       60        President/CEO/Treasurer, Director

  Robert Stulman         66        Secretary

  Donald P. Parson       58        Director


Our directors serve for a one-year term or until successors are elected and qualified. Our officers hold office until the first meeting of directors following the Annual Meeting of Shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors

Edward E. Litwak. Mr. Litwak has been our President since December of 1998 and a director since our incorporation in 1997. Prior to becoming President, Mr. Litwak served as a consultant to the Company, which was previously headed by his daughter, Mrs. Prentice. From June 1, 1995 to the present, Mr. Litwak has been President of Satellite Today, a cable network in development. From January 1, 1997 until December 1998 Mr. Litwak also served as the licensing agent for Jennicor, LLC. From March 1, 1994 to June 1, 1995 he was Chairman of Merchandise Entertainment Television Holdings, Inc. From June 1, 1991 to June 30, 1994 he was President of Designers International, Inc. Mr. Litwak also served as Sports Directions Director for a program series entitled the JeanNate Grand Prix. Mr. Litwak attended Cornell University where he majored in business.

Robert Stulman. Mr. Stulman is Secretary to our Company, having served in that capacity since September of 1997. He has been associated with us during our pre-incorporation period, from January 1, 1997 through March of 1999. From 1991 to December 31, 1996 he was Vice President in charge of Importing Footwear for L. J. Global, Inc. in New York City. Mr. Stulman's day-to-day involvement has been substantially curtailed since we ceased to be involved in the shoe business in September of 1999.

Donald P. Parson. Donald P. Parson is a member of our Board of Directors, having joined us on September 19, 2000. For the past six years, beginning in 1994, he has been of counsel to Satterlee Stephens Burke & Burke LLP. Mr. Parsonhas practiced corporate, financial, business and banking law since 1968. Mr. Parson has previously served as counsel to several brokerage firms and in the formation of four New York and Connecticut chartered banks. He is a director of two mutual funds, Philadelphia Fund, Inc. and Eagle Growth Shares, Inc., and Home Diagnostics, Inc., a medical device company.

Mr. Parson is a Chairman of the Board of Visitors of Syracuse College of Law, and a member of its National Capital Campaign. He is a director of The Rojtman Foundation, a substantial private art foundation in New York City, and NICE (Northern Ireland Childrens Enterprise) which operates two homes for educating young people in Northern Ireland.

Mr. Parson is a member of the American Bar Association and the New York State Bar Association, admitted to practice in New York and before the United States Supreme Court, the United States Court of Appeals, Second Circuit, and the United States District Court, Southern District of New York. He earned his undergraduate degree (B.A.) from Duke University, his law degree (J.D.) from Syracuse College of Law, and his masters degree (LL.M.) from New York University.

Significant Consultants
-----------------------

Chen-Kang Pu ("Gus"). Gus is Vice President of Satellite Service, serving in that capacity since November of 2000. Presently, Gus is also the Satellite Communications Manager for Merchandise Entertainment Television (MET) based in San Diego, California, serving in that capacity since February of 1995. Previously, from 1993 to 1995, Gus worked as a multimedia specialist for International Telecommunications, Inc, where he developed multimedia applications and hardware, planned and secured the entire satellite transmission from GE Americom, Keysotone Communications and Pac Bell, as well as the signal encryption system from TV/COM International. Gus has worked with TV from Taiwan and ATV from Hong Kong. Gus received his Masters degree from the Interactive Telecommunication Program at New York University in 1991.

Jospeh Swierczewski. Mr. Swierczewski is Vice President of Computer Services and Operations, serving in that capacity since November of 2000. From October of 1994 to the present, he has been Vice President of Computer Services for Merchandise Entertainment Television (MET) in San Diego, California. From 1975 though 1994, he was Senior Vice President and Chief Information Officer with Garden Way (Troy-Built), Hanover House as a computer systems consultant to Warner Brothers. There, Mr. Swierczewski managed the computer, customer service telemarketing and credit/order processing operations of the company. He was also responsible for the daily operations of Value Television (VTV). Mr. Swierczewski is a graduate of the University of New Haven, where he received his Bachelor of Science degree in Engineering.

Consulting Agreements
---------------------

We have signed a Consulting and Compensation Agreement with Robert ("Bob") Bubeck and Lynrow Associates, LLC (Thomas O'Donnell), with both having substantial experience with, and contacts in, the television network distribution business. They have agreed to contribute their experience and contacts to assist us by providing their consulting services and obtaining the necessary subscribers for the vintage sports television network.

Board of Advisors
-----------------

We have formed a Board of Advisors with a strong background in the areas of entertainment and sports. We believe that their individual and collective expertise will assist us making certain decisions, and will open up opportunities for us to further our business development. Currently, the Board of Advisors consists of the following individuals:

Carol Connors. Carol Connors is an accomplished composer, lyricist, writer, and has been nominated for ten major awards (Oscars Emmy's, Grammy's, Golden Globes). She wrote the lyrics for the "Gonna Fly Now", the theme from the Academy Award Wining "Rocky", and has also written songs for many other film and television productions. Ms. Conners has recently written theme songs for the nations of Jamaica and Singapore. Ms. Conner's accomplishments are substantial, and her expertise in the entertainment business is extensive.

Michael Haynes. Michael Haynes was inducted into the NFL Hall of Fame on July 26, 1997. He began his career as a three-year All-WAC star at Arizona State as a Sun Devil, and played for the New England Patriots. He then played for seven seasons with the Los Angeles Raiders. In the NFL, Mr. Haynes was an all-pro choice in 1978, 1982, 1984 and an All-AFC pick eight times.

Edwin Ruh. Mr. Ruh is founder and CEO of Adventure Assets (which can be reviewed at www.adventas.com), an Internet-based sports and entertainment studio that develops, capitalizes and manages original sports and entertainment projects through a $400 million Sports and Entertainment Technology Equity Fund and exploits emerging e-commerce technologies to create a hybrid form of online finance and entertainment. From 1995 to 1998, Mr. Ruh was Managing Director of Gerken Capital Associates, a private investment bank, and General Partner to the Sino-Asia Industrial Equity Fund, a $200 million direct-investment equity fund.

From 1987 to 1995, Mr. Ruh was the senior Vice President in the International Structured Finance Division of The Fuji Bank, Limited. As the founding member of the bank's North American project finance operation, Mr. Ruh was responsible for directing the bank's activities in financial advisory, equity funding, private placement, securitization, and privatization services, in addition to serving as head of the bank's worldwide sports and entertainment business. Mr. Ruh holds a Masters of Public Administration from Harvard University; Masters Degrees in Business

Administration and Public Policy from the Heinz School, Carnegie Mellon University; a Master's Certificate in Materials Science from the University of Michigan; and a Bachelor of Science in Biomedical Engineering from Pennsylvania State University. Mr. Ruh is a member of the World Sports Humanitarian Hall of Fame; the Mayflower Society and the Board of Trustees, Bay Head Chapel. He also is a volunteer with many charitable and philanthropic organizations, including the Orton Dyslexic Society and the Special Olympics. From 1979 to 1981, he toured on the United States Tennis Association professional circuit.

Dennis Murphy. Dennis Murphy has been credited with creating and developing the World Hockey Association (WHA) and the American Basketball Association
(ABA). These organizations were merged with their respective professional leagues, the National Hockey League (NHL) and the National Basketball Association (NBA). He also established World Team Tennis (WTT) and Roller Hockey Association (RHI), both of which are currently operating.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In March 2002, our officers and directors filed Form 5's in lieu of not having filed Form 3's upon effectiveness of the Form 10-SB Registration Statement in 2001.


ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors
-------------------------
Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Outside Directors are compensated with shares of Common Stock: 12,000 shares as a "signing bonus" for the agreement top serve, and 1,000 shares for each month of service. Outside Directors also have their expenses in attending meetings reimbursed.

Compensation of Management
--------------------------
On January 2, 1998 we entered into a five year written Consulting Agreement with Edward Litwak, who has served as our President/ CEO since December, 1998. Under that Agreement, he is to be paid $5,000 per month until the Company becomes a publicly trading company; thereafter, he is to be paid at the rate of $10,000 per month.

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more:

Name & Principal                                              Other
Position                Year      Salary         Bonus        Compensation
--------                ----      ------         -----        ------------

Edward Litwak, CEO      1999        -0-           -0-               -0-
Edward Litwak, CEO      2000        -0-           -0-               -0-
Edward Litwak, CEO      2001        -0-           -0-               -0-

Mr. Litwas has had a portion of his expenses reimbursed.

Compensation of Advisors
------------------------
The members of our Advisory Board are compensated by the issuance of shares of our Common Stock, at the rate of 1,000 shares for each month of service. On December 18, 2001 we issued 12,000 shares to each of the members in consideration of their services for the fiscal year 2001.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 14, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 14, 2002, there were 11,730,972 shares issued and outstanding of record.

Name And Address                      Shares of              Percentage
Of Beneficial Owners                  Common Stock           as of 3/14/02(1)

Karen M. Prentice                     5,642,880(2)                48.1%
16 Winthrop Street
Milton, MA 02186

Edward E. Litwak                      5,742,890(2)                49.0%
12868 Via Latina
Del Mar, CA 92014

Robert Kaplan                           625,100                    5.3%
12 Pond Place
Oyster Bay Cove, NY 11771

Donald P. Parson                         12,000                    .10%
230 Park Avenue
New York, NY 10169

Fred Renig                            1,181,000                   10.1%
4 Yacht Club Cove
Staten Island, NY 10308

Clifford Slavin                         625,100                    5.3%
38 Wheatley Road
Old Westbury, NY 11568

Robert Stulman                            -0-                        0%
12868 Via Latina
Del Mar, CA 92014

All Executive Officers and
Directors as a group (3 persons)      5,654,891                   61.2%
_________________________________
(1)   Based upon 11,730,972 shares issued and outstanding on March 14, 2002.
(2) The 5,642,880 shares listed under Karen Prentice are also listed under Edward Litwak, as a duplicate entry. Karen Prentice is the daughter of Edward Litwak, our President, and he may have a beneficial interest in those shares.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999 we decided to change our business concept. That change involved a proposed spin-off of the shoe business; accordingly, we incorporated a wholly-owned subsidiary, "Global Group International, Inc.", with the intent to permit the original Company managers and outside consultants who organized the original shoe business to take it back. We designated a series of preferred stock (the "1999-Global Group Series") and issued 855,000 shares of that Series to those original seven (7) employees and consultants. On May 28, 1999 our Board of Directors implemented the restructuring by authorizing and directing the transfer of all of the assets (including licenses and financing agreements), liabilities, etc, of the existing shoe business to Global Group International, Inc. for such corporation to own and manage. Prior to the transfer of assets to Global Group International, Inc., that subsidiary company had no assets or liabilities. At the time of issuance of the preferred shares, the shoe business had no operations, its liabilities exceeded its assets, and the Company was in default under its Licenses Agreements for non-payment of minimum annual royalties. On September 18, 2000, the seven holders of the 1999-Global Group Series converted their preferred shares into 855,000 shares of common stock of Global Group International, Inc., the subsidiary, and thereby the Company disposed of its shoe business segment. At the time of the conversion, the Company's discontinued business segment still had no operations, its liabilities still exceeded its assets and it was still in default under the terms of the License Agreements for non-payment of minimum annual royalties. Mr. Lagano, at that time one of our directors, is the beneficial owner of 200,000 shares, or 11.7%, of the issued and outstanding shares of the Common Stock of Global Group International, Inc. Mr. Litwak, our President and a director, is a beneficial owner of 566,250 shares, or 66.2% of the issued and outstanding shares of the Common Stock of Global Group International, Inc.

Mr. Litwak has advanced funds exceeding $ 300,000 to the Company for working capital purposes. No written or formal loan agreement exists between Mr. Litwak and the Company for advancement of those funds. Mr. Litwak has orally stated to the Board of Directors that he will not seek reimbursement until such time as the Company is generating sufficient cash flow, which will be determined by the Board of Directors. Once the Board deems that there is sufficient cash flow, the Company and Mr. Litwak will execute an agreement that will define the repayment terms.

On April 27, 2001 we issued 100,000 shares to Edward Litwak, our President, as consideration for the guarantee of a loan with the understanding that the shares would be returned if the loan were repaid. The loan was not repaid, Mr.. Litwak is personally responsible for the loan, and the shares are now considered to be non-returnable.

On December 18, 2001 we issued 12,000 shares to each of our consultants, Micahel Haynes, Carol Connors, Dennis Murphy and Edwin Ruh, as consideration for their services during the year. Also on December 18, 2001 we issued 15,000 shares to Donald P. Parson, a director, in consideration of (a) his agreement to serve, in the nature of a signing bonus - 12,000 shares, and (b) 1,000 shares for each of the three months which he served during fiscal year 2000 -3,000 shares.

We have no policy regarding entering into transactions with affiliated parties.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

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

*10.11 Gemma Global, Inc. Assignment of License Agreements to Global International, Inc.

*10.12 Consulting and Compensation Agreement with Robert Bubeck and Thomas O'Donnell

*10.13 License Agreement with Soccer Camps of America, Inc. and Cosmos Soccer Club, Inc.

*10.14    License Agreement with Sekani, Inc.

_____________________________
 *  Previously filed with Form 10-SB




                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALCADE OF SPORTS MEDIA, INC.


By   /s/ Edward Litwak
      Edward Litwak, President/CEO

Date April 15, 2002


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Edward Litwak
       Edward Litwak, President/CEO

Date April 15, 2002


By   /s/ Donald Parsons
      Donald Parsons, Director

Date April 15, 2002


By   /s/ Robert Stulman
       Robert Stulman, Secretary

Date April 15, 2002