Form 10QSB
period 2002-03-31
CAVALCADE OF SPORTS MEDIA INC
filed 2002-05-20
CIK 1129284

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 2002

                       Commission file number 000-27987



                        Cavalcade of Sports Media, Inc.
                (Name of Small Business Issuer in its charter)


                  Nevada                                  33-0766069
  (State of jurisdiction of incorporation)        (IRS Employer I.D. Number)




                     12268 Via Latina Del Mar, CA 92914
                  (Address of principal executive offices)


                Registrant's telephone number (858) 481-2207

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 11,730,972 shares of its common stock outstanding as of March 31, 2002.

                        Cavalcade of Sports Media, Inc

                    Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending March 31, 2002

                               Table of Contents



PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets:
              March 31, 2002 and December 31, 2001
              Consolidated Statement of Operations:
              Three Months Ended March 31, 2002 and 2001
              Consolidated Statement of Cash Flows:
              Three Months Ended March 31, 2002 and 2001
              Notes to Consolidated Financial Statements:

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.    OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                March 31, 2002    December 31, 2001
                                                --------------    -----------------
ASSETS

Current assets:
  Cash and equivalents                          $        3,506    $          15,459
  Other receivable                                      30,000               30,000
                                                --------------    -----------------
  Total current assets                                  33,506               45,459

Property, Plant & Equipment
  Office Furniture, net                                  1,265                1,350


Other assets:
  Film Library, at cost                                522,577              522,577
  Goodwill, net of amortization                        269,761              294,282
  Other Investment                                      62,500                    -
                                                --------------    -----------------
  Total Other Assets                                   854,837              816,859

                                                       889,607              863,668
                                                --------------    -----------------


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                375,483              318,419
  Other Accrued Liabilities                            380,000              380,000
  Note Payable                                       1,090,665            1,084,415
  Advances from Officers                               214,166              193,799
  Other Advances                                        45,000               45,000
                                                --------------    -----------------
  Total Current Liabilities                          2,105,314            2,021,633

Commitments and Contingencies                                -                    -

Deficiency in Stockholders' Equity
  Preferred stock, par value, $0.001 per share;
  10,000,000 shares authorized; none issued at
  March 31, 2002 and December 31, 2001                       -                    -
  Common stock, par value, $0.001 per share;
  100,000,000 shares authorized ; 11,730,972 and
  11,430,972 shares issued at March 31, 2002 and
  December 31, 2001, respectively                       11,731               11,431
  Additional paid-in-capital                         1,970,673            1,595,973
  Deficit accumulated during development stage      (3,198,111)          (2,765,370)
                                                --------------    -----------------
  Deficiency in stockholder's equity                (1,215,707)          (1,157,966)
                                                --------------    -----------------
                                                $      889,607          $   863,668
                                                ==============    =================


See accompanying notes to unaudited condensed consolidated financial statements

                              CAVALCADE OF SPORTS MEDIA, INC.
                                (A Development Stage Company)
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)



                                                                              For the Period
                                                                               July 29, 1997
                                                Three Months   Ended March 31    (Date of
                                                                               Inception) to
                                                    2002            2001       March 31, 2002
                                                ------------    ------------    ------------
Revenues:                                       $          -    $          -    $          -

Costs and Expenses:
  Selling, general and administrative                351,069         333,971       2,345,922
  Interest expense                                    57,064          15,773         362,021
  Amortization and depreciation expense               24,608          24,608         221,133
  Total Cost and Expense                             432,741         374,352       2,929,076

Loss from Operations                                (432,741)       (374,352)     (2,929,076

Other Income
  Miscellaneous Income                                     -               -           4,766
  Interest Income                                          -               -             130
                                                ------------    ------------    ------------
                                                           -               -           4,896
                                                ------------    ------------    ------------

Loss from continuing operations, before income
taxes and discontinued operations                   (432,741)       (374,352)     (2,924,180)
                                                ------------    ------------    ------------

Income (taxes) benefit                                     -               -               -

Loss from continuing operations, before
discontinued operations                             (432,741)       (374,352)     (2,924,180)
                                                ------------    ------------    ------------
Loss from discontinued operations                          -               -        (352,905)
Income (loss) on disposal of discontinued
operations, net                                            -               -          78,974
                                                ------------    ------------    ------------

Net Loss                                        $   (432,741)   $   (374,352)   $ (3,198,111)
                                                ============    ============    ============

Income (loss) per common share
 (basic and assuming dilution)                  $      (0.04)   $      (0.03)   $      (0.39)
                                                ============    ============    ============
Continuing Operations                           $      (0.04)   $      (0.03)   $      (0.36)
Discontinued Operations                         $          -    $          -    $      (0.03)

Weighted average shares outstanding
  Basic and Diluted                               11,548,194      10,963,124       8,066,881



See accompanying notes to the unaudited condensed consolidated financial statements


                               CAVALCADE OF SPORTS MEDIA, INC.
                                (A Development Stage Company)
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)


                                                                                        For the Period
                                                                                         July 29, 1997
                                                      Three Months   Ended March 31         (Date of
                                                                                          Inception) to
                                                           2002            2001          March 31, 2002
                                                       ------------     ------------      ------------
Cash flows from operating activities:
Net loss for the period from continuing operations         (432,741)        (374,352)      (2,924,180)
     Loss from discontinued operations                            -                -         (352,905)
     Disposal of business segment, net                            -                -           78,974
     Adjustments to reconcile net earnings  to
        net cash provided by operating activities:

     Amortization and Depreciation                           24,608           24,608          221,133
     Organization and acquisition costs expensed                  -                -           11,553
     Common Stock issued in exchange for Service            312,500          251,500        1,283,338
     Common Stock issued in exchange for Debt                     -                -          233,498
     Preferred Stock issued in exchange for Services              -                -              855
     Conversion of preferred stock                                -                -             (855)
     Write off of  acquired asset                                 -                -            5,000
      Expenses paid by principal shareholder                      -                -           26,925
     Expenses paid by shareholders in exchange for
        common stock                                              -                -           25,000
     (Increase) decrease in:

        Other receivable                                          -                -          (30,000)
     Increase (decrease)  in:

        Accounts payable and accrued expenses, net           57,064            2,773           145,903
     Net cash used in operating activities                  (38,569)         (95,471)       (1,275,761)
                                                       ------------     ------------      ------------
Cash flows used in investing activities:

    Acquisition of Film Library and footage
        production costs                                          -                -          (183,080)
    Acquisition of Office Furniture                               -                -            (1,690)
    Cash acquired in connection with acquisition                  -                -            35,207
                                                       ------------     ------------      ------------
    Net cash used in investing activitie                          -                -          (149,563)

Cash flows (used in)/provided by financing activities:

    Advances from officer, net                               20,367                -           214,166
    Other advances, net                                           -                -            45,000
    Proceeds from issuance of notes payable , net             6,250                          1,090,665
    Proceeds from issuance of common stock, net                   -           44,961            79,000
                                                       ------------     ------------      ------------
    Net cash used in financing activities                    26,617           44,961         1,428,831

Net increase (decrease)  in cash and equivalents            (11,952)         (50,510)           3,506

Cash and cash equivalents at beginning of period             15,459           56,580                 -

Cash and cash equivalents at end of period             $      3,506     $      6,071     $      3,506
                                                       ------------     ------------     ------------



See accompanying notes to unaudited condensed consolidated financial statements


                                      CAVALCADE OF SPORTS MEDIA, INC.
                                       (A Development Stage Company)
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)



                                                                                        For the Period
                                                                                         July 29, 1997
                                                      Three Months   Ended March 31         (Date of
                                                                                          Inception) to
                                                           2002            2001          March 31, 2002
                                                       ------------     ------------      ------------

Supplemental Information:
       Cash paid during the period for interest        $          -     $          -     $          -
       Cash paid during the period for taxes                      -                -                -
       Common Stock issued for services                     312,500          251,500        1,283,338
       Common Stock issued for investment                    62,500                -           62,500
       Conversion of preferred stock                              -                -             (855)
       Preferred Stock issued in exchange for services            -                -              855
       Contribution of shares to treasury by principal
           Shareholder                                            -                -           (2,821)
       Common Stock issued in exchange for debt                   -                -          223,498
       Acquisition:
           Assets acquired                                        -                -          379,704
           Goodwill                                               -                -          490,467
           Accumulated deficit                                    -                -                -
           Liabilities assumed                                    -                -         (588,027)
           Common Stock Issued                                    -                -         (282,144)
                                                       ------------     ------------     ------------
           Net Cash paid for Acquisition               $          -     $          -     $          -
                                                       ============     ============     ============

       Liabilities disposed of in disposition of
           business, net                               $          -     $          -     $     79,374
                                                       ============     ============     ============

       Net cash received in disposition of business    $          -     $          -     $          -
                                                       ============     ============     ============

See accompanying notes to unaudited condensed consolidated financial statements


                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                MARCH 31, 2002
                                 (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10SB, as amended.

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

Reclassification
----------------

Certain prior period amounts have been reclassified for comparative purposes

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                MARCH 31, 2002
                                 (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Recent Accounting Pronouncements (Continued)
-------------------------------------------

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. The Company intends to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated April 16, 2002 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Overview

Results of Operations
---------------------

The Company is in the development stage and is seeking to acquire and market retired sporting footage and events, which have been transferred to digital or Beta- SP format, for delivery to viewers via satellite and cable transmission. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this quarterly report concerning our business our operations and us contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward- looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, viewer acceptance of our sports channel and its nostalgic content, our ability to acquire and deliver high quality products, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract viewers and maintain viewer satisfaction, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to the transferring of previously televised material onto Beta- SP, the broadcasting of nostalgic content, and the entertainment industry.

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

Revenues
--------

We have generated no operating revenues from our inception. We believe we will begin earning revenues from operations during the fourth quarter of fiscal year 2002 as the Company transitions from a development stage company to an active growth and acquisition stage company.

Costs and Expenses
------------------

From our inception through March 31,2002, we have not generated any revenues. We have incurred losses of $ 3,198,111 during this period. Losses incurred during the first quarter of 2002 were $432,741 compared with losses of $374,352 during the first quarter of 2001. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, product development costs and professional service fees.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, we had a working capital deficit of $ 2,071,808 as a result of our operating losses from our inception through March 31, 2002. We generated a cash flow deficit of $ 38,569 from operating activities during the first quarter ended March 31, 2002, partially offset by proceeds from loans of $26,617. Net cash declined by $11,952 during this period.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development and to acquire desirable film library assets. We are actively engaged in negotiations with interested investors and anticipate making a private equity placement at an appropriate valuation and on terms acceptable to the existing shareholders.
We are also discussing possible joint venture arrangements to share or finance costs, and pre selling advertising and or sponsorships to raise working capital. We plan to raise sufficient capital to fund operations for the next 12 months and to finance the timely acquisition and digitization of additional vintage sports film footage. (See the discussion below under Acquisition of Plant and Equipment and Other Assets for additional details). We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We believe that our existing and planned capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development
--------------------------------

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition of Plant and Equipment and Other Assets (Film Library)
------------------------------------------------------------------

We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

However, negotiations are presently in progress to acquire approximately 7,000 hours of additional vintage sports film footage. The Company intends to aggregate more than 10,000 hour of vintage sports programming by purchase or license. This film library and footage will be necessary to support our mission to provide around the clock broadcasting. Costs associated with program acquisition and digitizing this footage are capitalized and this film library becomes the primary programming asset of the Company. The Company intends to acquire these film libraries on an opportune basis, as they become available, and to negotiate acceptable financing arrangements, which may be limited by its ability to raise sufficient capital resources.

The Company presently has approximately 3,000 hours of program content and believes that 4,300 hours would be sufficient for two years of broadcast programming. Therefore, if the Company is not successful in obtaining the full inventory of 10,000 hours during the next twelve months, its ability to deliver near term program content will not be impaired. Should sufficient financial resources become available, it is the intention of the Company to acquire the full target of 10,000 hours of quality vintage sports hours as soon as possible. Once digitized, this film library has an unlimited shelf life and adds measurable economic value to the Company's net assets. In addition, it positions the Company to provide significant well-timed entry barriers to competitors that may chose to enter the nostalgia sports market.

Number of Employees
-------------------

From our inception through the period ended March 31, 2002, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. The Company has entered into a Consulting Agreement with Ed Litwak, our President and Director, which is expected to be superseded by an Employment Agreement within the next 60 days. Candidates have been identified for the other positions, but The Company presently has no obligation to enter into Employment Agreements with these candidates. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Cautionary Factors that May Affect Future Results
-------------------------------------------------

Our annual report (10-KSB) dated April 16, 2002 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.


                         PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

We are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

During the fiscal year ended December 31, 2000, we sold $457,000 of Capital Notes which became due on December 31, 2000. All of such notes are in default, and the principal sums are bearing interest at the rate of 18% per annum since maturity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the first quarter of 2002.

ITEM 5.   OTHER INFORMATION

N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

None.


                                  SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Cavalcade of Sports Media, Inc.
                      ---------------------------------
                                (Registrant)



Date May 19, 2002                        /S/ ED LITWAK
-----------------                     -------------------------------
                                       Ed Litwak, President