Form 10QSB
period 2002-06-30
CAVALCADE OF SPORTS MEDIA INC
filed 2002-08-19
CIK 1129284

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                         1934

                      For the quarterly period ended June 30, 2002

                           Commission file number 000-27987

                           Cavalcade of Sports Media, Inc
       (Exact name of small business issuer as specified in its charter)

               Nevada                                           33-0766069
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                            Identification No.)

                      12268 Via Latina Del Mar, CA 92914
                    (Address of principal executive offices)

                                  (858) 481-2207
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 17,252,754 shares of its common stock outstanding as of August 16, 2002 (Note use latest practicable date).

                      CAVALCADE OF SPORTS MEDIA, INC.
                        (A Development Stage Company)

Quarterly Report on Form 10-QSB for the Quarterly Period Ending June 30, 2002

                                Table of Contents

Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                         CAVALCADE OF SPORTS MEDIA, INC.
                           (A Development Stage Company)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   JUNE 30, 2002
                                    (UNAUDITED)

                                            June 30 2002      December 31 2001
ASSETS

Current Assets:
Cash and Equivalents                        $       502       $       15,459
Other Receivable                                 30,000               30,000
Total Current Assets                             30,502               45,459

Property and Equipment
Office Furniture, net
of depreciation                                   1,180                1,350
                                                  1,180                1,350

Other Assets
Film Library, at cost                           522,577              522,577
Goodwill, net of amortization                         -              294,282
Other Investment                                 62,500                    -
                                                585,077              816,859
                                                616,759              863,668

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses           423,508              318,419
Other Accrued Liabilities                       380,000              380,000
Note Payable                                  1,015,665            1,084,415
Advances from Officers                          207,366              193,799
Other Advances                                   45,000               45,000
Total Current Liabilities                     2,071,538            2,021,633

Deficiency in Stockholders' Equity:
Preferred Stock, Par Value, $0.001 per
Share;10,000,000 Shares Authorized; None Issued
At June 30, 2002 and December 31, 2001                -                    -
Common Stock, Par Value, $0.001 Per
Share, 100,000,000 Shares
Authorized, 12,377,820 Shares Issued at June
30, 2002, and, 11,430,972
Shares Issued at December 31, 2001              12,378                11,431
Additional Paid-In Capital                   2,828,401             1,595,973
Accumulated Deficit                         (4,295,559)           (2,765,370)
                                            (1,454,780)           (1,157,966)
                                               616,759               863,668

See accompanying notes to the unaudited condensed consolidated financial information

                        CAVALCADE OF SPORTS MEDIA, INC.
                         (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  JUNE 30, 2002
                                   (UNAUDITED)

<CAPTION
                                                                                         For the Period
                               For The Three Months Ended      For The Six Months Ended  July 29, 1997
                                         June 30                        June 30          (Date of
                                                                                           Inception
                                                                                         To June 30, 2002
                                  2002             2001             2002          2001

Revenues                         $         -    $       -          $         -   $      -    $        -

Costs and Expenses:
Selling, General and
Administrative                       771,385      287,976            1,122,454    617,356     3,117,307
Interest Expense                      56,219       29,874              113,283     45,647       418,240
Depreciation & Amortization               85       24,693               24,693     49,216       221,218
Total Operating Costs                827,689      342,543            1,260,430    712,219     3,756,765

Other Income:
Miscellaneous Income                       -            -                    -          -         4,766
Interest Income                            -            -                    -          -           130
                                           -            -                    -          -         4,896
Loss from continuing
operations, before
income taxes and
discontinued operations             (827,689)    (342,543)          (1,260,430)  (712,219)   (3,751,869)

Loss from Discontinued Operations          -            -                   -           -      (352,905)
Income (Loss) on disposal of
discontinued operations                    -            -                   -           -        78,974

Net Loss                            (827,689)    (342,543)         (1,260,430)   (712,219)   (4,025,800)

Cumulative effect of
accounting change                   (269,759)           -            (269,759)          -      (269,759)

Net loss applicable
to common shares                  (1,097,448)    (342,543)         (1,530,189)   (712,219)   (4,295,559)

Income (Loss) per Common Share
(basic and assuming dilution)          (0.09)       (0.03)              (0.13)      (0.06)        (0.53)
Continuing Operations                  (0.09)       (0.03)              (0.13)      (0.06)        (0.50)
Discontinued Operations                    -            -                   -           -         (0.03)

Weighted Average Common Shares
Outstanding                       11,913,943   11,220,902          11,732,079  11,140,902     8,080,001



See accompanying notes to the unaudited condensed consolidated financial information

                             CAVALCADE OF SPORTS MEDIA, INC.
                               (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       JUNE 30, 2002
                                        (UNAUDITED)

                                 For The Six Months Ended     For the Period
                                        June 30                July 29, 1997
                                                              (Date of
                                                              Inception) to
                                                                  June 30
                                   2002           2001             2002

Cash Flows from Operating
Activities:
Net Loss for the Period            $ (1,530,189)  $  (712,219)    $(4,021,628)
Loss from Discontinued Operations             -             -        (352,905)
Income on Disposal of Business
Segment                                       -             -          78,974
Adjustments to Reconcile Net (Loss) to
Net Cash Provided By Operating Activities:
Cumulative Effect of Accounting
Change                                  269,759             -         269,759
Depreciation and Amortization            24,693        49,216         221,218
Organization and Acquisition
Costs Expensed                                -             -          11,553
Common Stock Issued in
Connection with Services
Rendered                                327,125       400,000       1,297,963
Common Stock Issued in Exchange
for Debt                                843,750             -       1,077,248
Preferred Stock Issued in
Exchange for Services                         -             -             855
Conversion of Preferred Stock                 -             -            (855)
Write-off of acquired asset                   -             -           5,000
Expenses Paid by Principal
Shareholder                                   -         3,000          26,925
Expenses Paid by Shareholders
in Exchange for Stock                         -             -          25,000
(Increase) Decrease in:
Other Receivables                             -             -         (30,000)
Increase(Decrease) in:
Accounts Payable and Accrued
Liabilities                             105,088        88,988          93,927
Net Cash Provided by (Used in)
Operating Activities                    (59,774)     (171,015)     (1,296,966)

Cash Flows from Investing
Activities:
Capital Expenditures, Net of
Disposals                                     -      (137,515)       (149,563)
Net Cash Used in Investing
Activities                                    -      (137,515)       (149,563)

Cash Flows from Financing
Activities:
Proceeds from Sale of Common
Stock, Net of Costs                           -             -          79,000
Proceeds from (Repayments of)
Loans                                    31,250       275,000       1,115,665
Other Advances                                -             -          45,000
Advances from Officer                    13,567       (20,000)        207,366
Net Cash Provided by (Used in)
Financing Activities                     44,817       255,000       1,447,031

Net (Decrease) Increase in Cash
and Equivalents                         (14,957)      (53,530)            502
Cash and Equivalents at
Beginning of the Period                  15,459        59,840               -
Cash and Equivalents at End of
the Period                                  502         6,310             502

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for
Interest                                      -             -               -
Cash paid during the period for
taxes                                         -             -               -
Common stock issued in exchange
for services                            327,125       400,000       1,297,963
Common stock issued in exchange
for debts                               843,750       125,000       1,067,248
Common stock issued for
investment                               62,500             -          62,500
Conversion of preferred stock                 -             -            (855)
Preferred stock issued in
exchange for services                         -             -             855
Contribution of shares to
treasury by principal
shareholder                                   -             -          (2,821)
Acquisition:
Assets required                               -             -         379,704
Goodwill                                      -             -         490,467
Accumulated deficit                           -             -               -
Liabilities assumed                           -             -        (588,027)
Common stock issued                           -             -        (282,144)
Net cash paid for acquisition                 -             -               -
Liabilities disposed of in
disposition of business, net                  -             -       79,374.00
Net cash received in
disposition of business                       -             -               -

See accompanying notes to the unaudited condensed consolidated financial information

                          CAVALCADE OF SPORTS MEDIA, INC.
                           (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                       JUNE 30, 2002
                                         (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June
30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after December 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17,
"Intangible Assets." The Company adopted the provisions of this standard for its second quarter of fiscal 2002.

Upon adoption of SFAS 142 in the second quarter of 2002, the Company recorded a one-time, non-cash charge of approximately $269,759 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

The following table presents the impact of SFAS 142 on net income
(loss) and net income (loss) per share had SFAS 142 been in effect for the quarter and first six months ended June 30, 2002 and 2001:

                                   For the Three Months Ended June 30      For the Six Months Ended June 30
                                       2002               2001                   2002          2001
Net Loss                             $ (1,097,448)      $   (342,543)         $  (1,530,189)  $   (712,219)
Adjustments:
Amortization of goodwill                        -             24,523                      -         49,046
Impairment of goodwill                    269,759                  -                269,759              -
Adjusted net (loss)                      (827,689)          (318,020)            (1,260,430)      (663,173)
Shares used to
compute basic and
diluted net loss per
common share                           11,913,943         11,220,902             11,732,079     11,140,902
Adjusted basic and
diluted net loss per share                  (0.07)             (0.03)                 (0.11)         (0.06)
Reported basic and
diluted net loss per
common share                                (0.09)             (0.03)                 (0.13)         (0.06)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

As previously reported this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. The Company intends to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated April 16, 2002 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Costs and Expenses

From our inception through June 30, 2002, we have not generated any revenues. We have incurred losses of $4,295,559 during this period.
Losses incurred during the second quarter of 2002 were $1,097,448 compared with losses of $342,543 during the second quarter of 2001.
Losses incurred during the six months ended June 30, 2002 were $1,530,189 compared with losses of $712,219 during the same period of 2001. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, product development costs and professional service fees. In addition, the Company incurred a one-time non-cash charge of $269,759 reducing the carrying value of its goodwill. Such a charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of losses. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

Liquidity and Capital Resources

As of June 30, 2002, we had a working capital deficit of $2,041,036 as a result of our operating losses since our inception. From its inception, the Company has generated a cash flow deficit of $ 1,296,966 from operating activities, . We met our cash requirements during this period through the private placement of $ 79,000 of common stock, $ 1,160,665 from the issuance of capital and other notes (net of repayments), and $ 207,366 from advances from the Company's President (net of repayments).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development and to acquire desirable film library assets. We are actively engaged in negotiations with interested investors and anticipate making a private equity placement at an appropriate valuation and on terms acceptable to the existing shareholders. We are also discussing possible joint venture arrangements to share or finance costs, and pre selling advertising and or sponsorships to raise working capital. We plan to raise sufficient capital to fund operations for the next 12 months and to finance the timely acquisition and digitization of additional vintage sports film footage. (. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

Acquisitions

Subsequent to June 30, 2002 the Company acquired of the assets of Cineports.com, Inc. and Changebridge Entertainment LLC two companies that the Company believes will enhance its multi-dimensional approach to developing and distributing programming and strengthen its management team and advisory board.

Cineports.com, Inc. was acquired by means of a merger of Cineports.com, Inc. with and into a wholly owned subsidiary of Cavalcade of Sports Media, Inc. The merger was closed on July 10, 2002, effective. July 1, 2002. The acquisition signals Cavalcade's further development as a diversified programming and entertainment company. Cineports' is engaged in the acquisition of distribution agreements with several foreign film libraries to sell films to homeowners, on a pay-per-view basis, via broadband. Currently, Cineports has distribution agreements with substantial European film libraries.

Contemporaneously with the closing of the merger, the president of Cineports.com, Inc., Jefferson D. Simmons, became president of
Cavalcade of Sports Media Inc.

Changebridge provides video concepts and presentations to market goods and services enhancing corporate client opportunities, while also creating and producing television programming.

These acquisitions strengthen the Company's management team and advisory board with experienced and committed executives who provide strong ties to key industry participants. These acquisitions will be accounted for as required by the purchase method accounting, and it is anticipated that the cost of these acquisitions will primarily be allocated to goodwill. No incremental cash funding requirements are anticipated as a result of these acquisitions.

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

Number of Employees

From our inception through the period ended June 30, 2002, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. Effective with the acquisition of Cineport.com, Jefferson D. Simmons became President of the Company. Future executive staff positions to be added include a CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. Candidates have been identified for the other positions, but The Company presently has no obligation to enter into Employment Agreements with these candidates. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

(a) Not Applicable.

(b) Not Applicable.

(c) During the fiscal quarter ended June 30, 2002 the Registrant issued the following securities without registration under the Securities Act of 1933:

Capital Notes

On May 16, 2002 the Registrant issued a $25,000 Capital Note to a foreign, accredited investor for a loan in the principal amount subscribed to on April 26, 2002. This issuance was considered exempt under Regulation S and under Section 4(2) of the Securities Act.

Common Stock

On June 4, 2002 the Registrant issued 80,000 shares of its Common
Stock to a foreign accredited investor upon conversion of $100,000 of debt previously existing from February 15, 2001. This issuance was considered under Section 3(a)(9) of the Securities Act.

Also on June 4, 2002 the Registrant issued 100,000 shares of its Common Stock each (200,000 shares total) to Lynrow Associates and Marketlink of South Florida, Inc., respectively, as the second installment of the signing bonus pursuant to the December, 2000 Consulting Agreement for services in connection with cable television broadcasting. In addition the Registrant issued 127,500 shares of its Common Stock each (255,000 shares total) to both entities in payment of the agreed monthly fee for services for 2001 and the first 6 months of 2002. These issuances were considered exempt under
Section 4(2) of the Securities Act of 1933.

Also on June 4, 2002 the Registrant issued 100,000 shares of its Common Stock to a financial public relations and financial consultant as both a signing bonus and a fee for services under a Consulting Agreement. This issuance was considered exempt under Section 4(2) of the Securities Act of 1933.

On June 18, 2002 the Registrant issued 8,500 shares to one of its legal counsel for services, 2,000 shares to a web site designer for services, and 1,200 shares to an accountant for bookkeeping services. These issuances were considered exempt under Section 4(2) of the Securities Act of 1933.

(d) Not applicable.

Item 3.  Defaults Upon Senior Securities.

The defaults on the Capital Notes, previously reported, have not been cured and such defaults continue.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.                    Description

99.1 Certification of Jefferson D. Simmons Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

99.2 Certification of James Chamberlain Pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K.

On June 4, 2002, the Company filed a Current Report on Form 8- K dated June 4, 2002, and amended on June 14, 2002 reporting under Item 5, disclosing the execution of a Letter of Intent to acquire
Changebridge Entertainment Television LLC.

On June 14, 2002, the Company filed a Current Report on Form 8-K dated June 14, 2002, disclosing the execution of a Letter of Intent to acquire Cineports.com, Inc.

                                     SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Cavalcade of Sports Media, Inc.
Date August 19 , 2002                        /s/ Jefferson D. Simmons
                                            Jefferson D. Simmons, President