Form 10QSB/A
period 2002-06-30
CAVALCADE OF SPORTS MEDIA INC
filed 2002-09-11
CIK 1129284

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10QSB/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002

                          Commission file number 000-27987

                           Cavalcade of Sports Media, Inc.
     (Exact name of small business issuer as specified in its charter)

               Nevada                                         33-0766069
(State or other jurisdiction of incorporation                (IRS Employer
            or organization)                             Identification No.)

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

                           CAVALCADE OF SPORTS MEDIA, INC.
                            (A Development Stage Company)
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)


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

See accompanying notes to the unaudited condensed consolidated financial information

                          CAVALCADE OF SPORTS MEDIA, INC.
                            (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


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


See accompanying notes to the unaudited condensed consolidated financial information

                             CAVALCADE OF SPORTS MEDIA, INC.
                              (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                 For The Six Months Ended     For the Period
                                        June 30                July 29, 1997
                                                              (Date of
                                                              Inception) to
                                                                  June 30
                                   2002           2001             2002

Cash Flows from Operating
Activities:
Net Loss for the Period            $ (1,530,189)  $  (712,219)    $(4,021,628)
Loss from Discontinued Operations             -             -        (352,905)
Income on Disposal of Business
Segment                                       -             -          78,974
Adjustments to Reconcile Net (Loss) to
Net Cash Provided By Operating Activities:
Cumulative Effect of Accounting
Change                                  269,759             -         269,759
Depreciation and Amortization            24,693        49,216         221,218
Organization and Acquisition
Costs Expensed                                -             -          11,553
Common Stock Issued in
Connection with Services
Rendered                              1,020,875       400,000       1,991,713
Common Stock Issued in Exchange
for Debt                                      -             -         233,498
Preferred Stock Issued in
Exchange for Services                         -             -             855
Conversion of Preferred Stock                 -             -            (855)
Write-off of acquired asset                   -             -           5,000
Expenses Paid by Principal
Shareholder                                   -         3,000          26,925
Expenses Paid by Shareholders
in Exchange for Stock                         -             -          25,000
(Increase) Decrease in:
Other Receivables                             -             -         (30,000)
Increase(Decrease) in:
Accounts Payable and Accrued
Liabilities                             105,088        88,988         193,927
Net Cash Provided by (Used in)
Operating Activities                   (109,774)     (171,015)     (1,346,966)

Cash Flows from Investing
Activities:
Capital Expenditures, Net of
Disposals                                     -      (137,515)       (149,563)
Net Cash Used in Investing
Activities                                    -      (137,515)       (149,563)

Cash Flows from Financing
Activities:
Proceeds from Sale of Common
Stock, Net of Costs                      50,000             -         129,000
Proceeds from (Repayments of)
Loans                                    31,250       275,000       1,115,665
Other Advances                                -             -          45,000
Advances from Officer                    13,567       (20,000)        207,366
Net Cash Provided by (Used in)
Financing Activities                     94,817       255,000       1,497,031

Net (Decrease) Increase in Cash
and Equivalents                         (14,957)      (53,530)            502
Cash and Equivalents at
Beginning of the Period                  15,459        59,840               -
Cash and Equivalents at End of
the Period                                  502         6,310             502

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Cash paid during the period for
Interest                                      -             -               -
Cash paid during the period for
taxes                                         -             -               -
Common stock issued in exchange
for services                          1,020,875       400,000       1,991,713
Common stock issued in exchange
for debts                                     -       125,000         223,498
Common stock issued for
investment                               62,500             -          62,500
Conversion of preferred stock                 -             -            (855)
Preferred stock issued in
exchange for services                         -             -             855
Contribution of shares to
treasury by principal
shareholder                                   -             -          (2,821)
Acquisition:
Assets required                               -             -         379,704
Goodwill                                      -             -         490,467
Accumulated deficit                           -             -               -
Liabilities assumed                           -             -        (588,027)
Common stock issued                           -             -        (282,144)
Net cash paid for acquisition                 -             -               -
Liabilities disposed of in
disposition of business, net                  -             -       79,374.00
Net cash received in
disposition of business                       -             -               -

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

Business and Basis of Presentation

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. The consolidated financial statements include the accounts of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiary, Cavalcade of Sports Network, Inc. Significant intercompany transactions have been eliminated in consolidation.

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

Liquidity and Capital Resources

As of June 30, 2002, we had a working capital deficit of $2,041,036 as a result of our operating losses since our inception. From its inception, the Company has generated a cash flow deficit of $1,346,966 from operating activities. We met our cash requirements during this period through the private placement of $129,000 of common stock, $1,160,665 from the issuance of capital and other notes (net of repayments), and $207,366 from advances from the Company's President (net of repayments).

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

Contemporaneously with the closing of the merger, the president of Cineports.com, Inc., Jefferson D. Simmons, became president of
Cavalcade of Sports Media Inc. Subsequent to the merger Mr. Simmons has resigned, and as of the date of this filing, Mr. Ed Litwak is now President of Cavalcade of Sports Media Inc.

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

Number of Employees

From our inception through the period ended June 30, 2002, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. Future executive staff positions to be added include a CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. Candidates have been identified for these positions, but the Company presently has no obligation to enter into Employment
Agreements with these candidates. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

None.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.                      Description

99.1 Certification of Ed Litwak Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of James Chamberlain Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

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

                        Cavalcade of Sports Media, Inc.
                                   (Registrant)


Date September 11, 2002      /s/Ed Litwak
                             Ed Litwak, President