Form 10QSB
period 2002-09-30
CAVALCADE OF SPORTS MEDIA INC
filed 2002-11-20
CIK 1129284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 18,249,294 shares of its common stock outstanding as of November 11, 2002 (Note use latest practicable date).

                          CAVALCADE OF SPORTS MEDIA, INC.
                           (A Development Stage Company)

                       Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending September 30, 2002

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
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
                                                 September 30    December 31
                                                     2002           2001
ASSETS

Current Assets:
Cash and Equivalents                             $        77     $      15,459
Other Receivable                                      30,000            30,000
Total Current Assets                                  30,077            45,459

Property and Equipment
Office Furniture, net of depreciation                  1,095             1,350

Other Assets
Film Library, at cost                                522,577           522,577
Goodwill, net of amortization                              -           294,282
Other Investment                                      62,500                 -

                                                     586,172           816,859

                                                     616,249           863,668

                        LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                635,944           318,419
Other Accrued Liabilities                            380,000           380,000
Note Payable                                       1,015,665         1,084,415
Advances from Officers                               202,849           193,799
Other Advances                                        70,000            45,000

Total Current Liabilities                          2,304,458         2,021,633

Commitment and Contingencies                               -                 -

Deficiency in Stockholders' Equity:
Preferred Stock, Par Value, $0.001 per Share;
10,000,000 Shares Authorized; None Issued
at September 30, 2002 and December 31, 2001                -                 -
Common Stock, Par Value, $0.001 Per Share,
100,000,000 Shares Authorized, 17,552,754
shares and 11,430,972 shares issued
at September 30, 2002 and December 31, 2001,
respectively                                          17,553            11,431
Additional Paid-In Capital                         4,159,942         1,595,973
Accumulated Deficit                               (5,865,705)       (2,765,370)
                                                  (1,688,210)       (1,157,966)
                                                     616,249           863,668

See accompanying notes to the unaudited condensed consolidated financial information

                          CAVALCADE OF SPORTS MEDIA, INC.
                           (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                      (Unaudited)


                                         For the Three Months      For the Nine Months     For The Period
                                               Ended                    Ended              July 29, 1997
                                            September 30              September 30         (Date of
                                         2002            2001      2002           2001     Inception to
                                                                                           Sept 30 2002
Revenues                                $        -       $      -   $       -      $     -   $          -

Costs and Expenses:
Selling, General and
Administrative                           1,511,728         74,651    2,634,182       692,007    4,629,035
Interest Expense                            58,333         36,870      171,616        82,517      476,573
Depreciation & Amortization                     85         24,608       24,778        73,824      221,303
Total Operating Costs                    1,570,146        136,129    2,830,576       848,348    5,326,911

Other Income:
Miscellaneous Income                             -              -            -             -        4,766
Interest Income                                  -              -            -             -          130
                                                 -              -            -             -        4,896

Loss from continuing operations,
before income taxes and discontinued
operations                              (1,570,146)      (136,129)  (2,830,576)     (848,348)  (5,322,015)

Loss from Discontinued Operations                -              -            -             -     (352,905)
Income (Loss) on disposal of
discontinued operations                          -              -            -             -       78,974

Net Loss                                (1,570,146)      (136,129)  (2,830,576)     (848,348)  (5,595,946)

Cumulative effect of accounting
change                                           -              -     (269,759)            -     (269,759)

Net loss applicable to
common shares                           (1,570,146)      (136,129)  (3,100,335)     (848,348)  (5,865,705)

Income (Loss) per Common Share
(basic and assuming dilution)                (0.10)         (0.01)       (0.24)        (0.08)       (0.53)
Continuing Operations                        (0.10)         (0.01)       (0.24)        (0.08)       (0.48)
Discontinued Operations                          -              -            -             -        (0.05)

Weighted Average Common Shares
Outstanding                             16,031,820     11,337,029   13,182,035    11,207,239    11,021,891





See accompanying notes to the unaudited condensed consolidated financial information

                             CAVALCADE OF SPORTS MEDIA, INC.
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                        Nine Months Ended      For the Period
                                            Sept 30            July 29, 1997
                                        2002         2001      (Date of
                                                               Inception) to
                                                               Sept 30 2002

Increase (Decrease) in Cash
and Equivalents
Cash Flows from Operating
Activities:
Net Loss for the Period                 $(3,100,335) $ (848,348)  $ (5,591,774)
Loss from Discontinued Operations                 -           -       (352,905)
Income on Disposal of
Business Segment                                  -           -         78,974
Adjustments to Reconcile
Net (Loss) to Net Cash
Provided By Operating Activities:
Cumulative Effect of
Accounting Change                           269,759           -        269,759
Depreciation and Amortization                24,778      73,825        221,303
Organization and
Acquisition Costs Expensed                        -           -         11,553
Common Stock Issued in
Connection with Services Rendered         2,362,591     531,060      3,333,429
Common Stock Issued in
Exchange for Debt                                 -           -        233,498
Preferred Stock Issued in
Exchange for Services                             -           -            855
Conversion of Preferred Stock                     -           -           (855)
Write-off of acquired asset                       -           -          5,000
Expenses Paid by Principal
Shareholder                                       -       4,500         26,925
Expenses Paid by Shareholders in Exchange
for Stock                                         -           -         25,000
(Increase) Decrease in:
Other Receivables                                 -     (25,000)       (30,000)
Increase (Decrease) in:
Accounts Payable and
Accrued Liabilities                         317,525      (8,500)       406,364
Net Cash Provided by (Used
in) Operating Activities                   (125,682)   (272,463)    (1,362,874)

Cash Flows from Investing Activities:
Capital Expenditures, Net
of Disposals                                 (5,000)   (131,515)      (154,563)
Net Cash Used in Investing Activities        (5,000)   (131,515)      (154,563)

Cash Flows from Financing Activities:
Proceeds from Sale of
Common Stock, Net of Costs                   50,000           -        129,000
Proceeds from Loans                          31,250     366,100      1,115,665
Other Advances                               25,000           -         70,000
Advances from Officer                         9,050           -        202,849
Net Cash Provided by (Used
in) Financing Activities                    115,300     366,100      1,517,514

Net (Decrease) Increase in
Cash and Equivalents                        (15,382)    (37,878)            77
Cash and Equivalents at
Beginning of the Period                      15,459      59,840              -
Cash and Equivalents at End
of the Period                                    77      21,962             77

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest          -           -              -
Cash paid during the period for taxes             -           -              -
Common stock issued in exchange
for services                              3,100,335     531,060      3,333,429
Common stock issued in exchange
for debts                                         -           -        223,498
Common stock issued for investment           62,500           -         62,500
Conversion of preferred stock                     -           -           (855)
Preferred stock issued in
exchange for services                             -           -            855
Contribution of shares to
treasury by principal shareholder                 -           -         (2,821)
Acquisition:
Assets required                                   -           -        379,704
Goodwill                                          -           -        490,467
Accumulated deficit                               -           -              -
Liabilities assumed                               -           -       (588,027)
Common stock issued                               -           -       (282,144)
Net cash paid for acquisition                     -           -              -
Liabilities disposed of in
disposition of business, net                      -           -         79,374
Net cash received in disposition
of business                                       -           -              -

See accompanying notes to the unaudited condensed consolidated financial information

                           CAVALCADE OF SPORTS MEDIA, INC.
                            (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                   SEPTEMBER 30, 2002
                                      (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The following table presents the impact of SFAS 142 on net income
(loss) and net income (loss) per share had SFAS 142 been in effect for the quarter and first nine months ended September 30, 2002 and 2001:


                     For the Three Months Ended      For the Nine Months Ended
                           September  30                   September 30
                     2002                  2001      2002                  2001
Net Loss            $ (1,570,146)      $   (136,129)  $ (2,830,576) $ (848,348)
Adjustments:
Amortization of
Goodwill                       -             24,523              -      73,569
Impairment of
goodwill                       -                  -        269,759           -
Adjusted net (loss)   (1,570,146)          (111,606)    (3,100,335)   (774,779)
Shares used to
compute basic and
diluted net loss per
common share          16,031,820         11,220,902     13,182,035  11,140,902
Adjusted basic and
diluted net loss per
share                      (0.10)             (0.01)         (0.24)      (0.07)
Reported basic and
diluted net loss per
common share               (0.10)             (0.01)         (0.24)      (0.08)

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

Revenues

We have generated no operating revenues from our inception. We believe we will begin earning revenues from operations during the first quarter of fiscal year 2003 as the Company transitions from a development stage company to an active growth and acquisition stage company.

Costs and Expenses

From our inception through September 30, 2002, we have not generated any revenues. We have incurred losses of $ 5,865,705 during this period. Losses incurred during the third quarter of 2002 were $
1,570,146 compared with losses of $136,129 during the second quarter of 2001. Losses incurred during the nine months ended September 30, 2002 were $ 3,100,335 compared with losses of $848,348 during the same period of 2001. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, product development costs and professional service fees.
In addition, the Company incurred a one-time non-cash charge of $269,759 reducing the carrying value of its goodwill. Such a charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of losses. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

Liquidity and Capital Resources

As of September 30, 2002, we had a working capital deficit of $2,274,381 as a result of our operating losses since our inception. From its inception, the Company has generated a cash flow deficit of $1,362,874 from operating activities. We met our cash requirements during this period through the private placement of $129,000 of common stock, $1,185,665 from the issuance of capital and other notes (net of repayments), and $202,849 from advances from the Company's President (net of repayments).

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

Acquisitions

During the quarter ended September 30, 2002 the Company acquired of the assets of Cineports.com, Inc. ("Cineports") and Changebridge Entertainment LLC ("Chainbridge") , two companies that the Company believes will enhance its multi-dimensional approach to developing and distributing programming and strengthen its management team and advisory board. Cineports is an inactive company with no significant assets, liabilities or operations and is seeking to develop and acquire distribution agreements with several foreign film libraries to sell films to homeowners, on a pay-per-view basis, via broadband. Currently, Cineports has distribution agreements with substantial European film libraries. Changebridge is an inactive company with no significant assets, liabilities or operations and is seeking to develop a business to provide video concepts and presentations to market goods and services enhancing corporate client opportunities, while also creating and producing television programming.

Cineports.com, Inc. was acquired by means of a merger of Cineports.com, Inc. with and into a wholly owned subsidiary of Cavalcade of Sports Media, Inc. The merger was closed on July 10, 2002, effective. July 1, 2002. The acquisition signals Cavalcade's further development as a diversified programming and entertainment company. Cineports is engaged in the acquisition of

In connection with the acquisition of Cineports.com, Inc., the Company issued:

     - For the 1,135,519 shares of Cineports' Series A Preferred Stock, Cavalcade issued, 567,780 shares of its Common Stock, or two (2) share of Cavalcade's Common Stock for each four (4) shares of the Series A.

     - For the 80,000 shares of Cineports' Series B Preferred Stock, Cavalcade issued 100,000 shares of its Common Stock, or one and a quarter (1.25) shares of Cavalcade's Common Stock for each one (1) share of the Series B.

     - For the 10,304,556 shares of Cineports' Common Stock, Cavalcade issued (i) 4,121,822 shares of Cavalcade's Common Stock and (ii) has agreed to issue 6,182,734 Warrants, each giving the holder the right to purchase a share of Cavalcade's Common Stock, within a two year period after issuance, at an exercise price of $1.20; or four-tenths of a share of Cavalcade's stock and six-tenths of a warrant for each share of Cineports' Common Stock.

The acquisition of ChangeBridge Television, Inc. (formerly Changebridge Entertainment Television LLC) was automatically effective at and as of 12:01 a.m. on July 1, 2002. The Company has agreed to issue 100,000 shares of newly designated shares of preferred stock in connection with the acquisition. To effectuate the acquisition, all of the assets of a single-owner limited liability company (disregarded entity) were contributed to a newly organized Nevada corporation, "Changebridge Television, Inc.". The Company then acquired that corporation as a wholly owned subsidiary.

These acquisitions were done primarily to strengthen the Company's management team and advisory board with experienced and committed executives who provide strong ties to key industry participants. These acquisitions will be accounted for as required by the purchase method accounting. Accordingly, no asset value has been assigned to balance sheet intangibles, and the cost of the acquisition has been expensed as consulting expense. No incremental cash funding requirements are anticipated as a result of these acquisitions.

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

Number of Employees

From our inception through the period ended September 30, 2002, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical
functions during the next 12 months.    Future executive staff
positions to be added include a CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. Candidates have been identified for these positions, but The Company presently has no obligation to enter into Employment Agreements with these candidates. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities and Use of Proceeds.

(a) Not Applicable.

(b) Not Applicable.

(c) During the fiscal quarter ended September 30, 2002 the Registrant issued the following securities without registration under the Securities Act of 1933:

Common Stock

On July 17, 2002 the Registrant issued 1,500 shares of its Common
Stock to a consultant for financial consulting services. This issuance was considered exempt under Section 4(2) of the Securities Act.

On July 26, 2002 the Registrant issued 4,789,582 shares of its Common Stock to the shareholders of Cineports.com, Inc. in the merger of Cineports.com, Inc. into Cineports, Inc., a wholly owned subsidiary of the Registrant. This issuance was considered exempt under Section 4(2) of the Securities Act.

On July 31, 2002 the Registrant issued 20,000 shares of its Common
Stock to a foreign law firm in payment for legal services. This issuance was considered exempt under Section 4(2) of the Securities Act.

On August 13, 2002 the Registrant issued 14,000 shares of its Common Stock to Michael Carroll, a director, in payment of his agreement to serve as a director (12,000 shares) and for two months of services ($2,000). This issuance was considered exempt under Section 4(2) of the Securities Act.

Also on August 13, 2002 the Registrant issued 50,000 shares of its Common Stock to a financial public relations and financial consultant as a fee for services. This issuance was considered exempt under
Section 4(2) of the Securities Act of 1933.

On September 3, 2002 the Registrant issued 150,000 shares of its
Common Stock to another financial public relations and financial consultant as a fee for services. This issuance was considered exempt under Section 4(2) of the Securities Act.

On September 19, 2002 the Registrant issued 150,000 shares of its
Common Stock to a financial public relations and financial consultant as a fee for services. This issuance was considered exempt under
Section 4(2) of the Securities Act.

Common Stock Purchase Warrants

On July 26, 2002 the Registrant agreed to issue 6,182,733 Common Stock Purchase Warrants, each giving the holder the right to purchase a share of Cavalcade's Common Stock, within a two year period after issuance, at an exercise price of One Dollar and Twenty Cents ($1.20) to the former shareholders of Cineports.com, Inc .in the merger of Cineports.com, Inc. into Cineports, Inc., a wholly-owned subsidiary of the Registrant.

(d) Not applicable.

Item 3.  Defaults Upon Senior Securities.

The defaults on the Capital Notes, previously reported, have not been cured and such defaults continue. However, a number of holders of the Capital Notes requested that their notes be amended to permit them to convert to Common Stock and the Board of Directors so amended their notes. Such notes were in the process of conversion as of the date of this filing.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.               Description

99.1 Certification of Ed Litwak Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

99.2 Certification of James Chamberlain Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K.

During the fiscal quarter ended September 30, 2002 the Registrant filed a report on Form 8-K. On July 29, 2002 the Registrant filed a report for the Closing of the Changebridge Entertainment Television LLC. Acquisition and the Cineports.com, Inc. merger.

                                     SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Cavalcade of Sports Media, Inc.



Date November 20, 2002                   Edward Litwak, President