Form 10KSB
period 2002-12-31
CAVALCADE OF SPORTS MEDIA INC
filed 2003-05-09
CIK 1129284

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES AND EXCHANGE ACT OF 1934
                         For the transaction period from to

                          Commission File Number 000-31048

                           Cavalcade of Sports Media, Inc.
                   (Name of Small Business Issuer in its charter)


              Nevada                                  33-0766069
     State or other jurisdiction                   (I.R.S. Employer
             of incorporation                     Identification No.)


       12268 Via Latina, Del Mar, CA                           92914
 (Address of principal executive offices)                    (Zip code)


                   Issuer's telephone number (858) 481-2207

     Securities registered under Section 12(b) of the Exchange Act:


Title of each class                      Name of each exchange on which
                                         Registered


     Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
                                (Title of class)

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

                              TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Business and Development of the Company                           2

Item 2.  Description of Property                                           9

Item 3.  Legal Proceedings                                                11

Item 4.  Submission of Matters to a Vote of Security Holders              11

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                              12

Item 6.  Management's Discussion and Analysis or Plan of Operation        13

Item 7.  Financial Statements                                          24-49
                                                                     (F1-F29)

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         48

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                49

Item 10. Executive Compensation                                           52

Item 11. Security Ownership of Certain Beneficial Owners and Management   52

Item 12. Certain Relationships and Related Transactions                   53

Item 13. Exhibits and Reports on Form 8-K                                 54

Item 14. Controls and Procedures                                          55

ITEM 1.  DESCRIPTION OF BUSINESS

Business and Development of the Company

Cavalcade of Sports Media, Inc. ("we", "us", "Cavalcade" or "the Company") is a development stage company engaged in the broadcast entertainment business, focusing on nostalgic sports entertainment and ethnic broadcasting. Additionally, our business plan includes our making of multiple acquisitions of small to medium sized low- power television stations to further our broadcast capability, while exploring syndication and advertising revenue opportunities.

We plan to provide around the clock broadcasting from our library of nostalgic sports film and footage (referred herein sometimes as "nostalgic content") 24 hours per day, 7 days per week, transmitted via: (i) direct broadcast satellite ("DBS"); (ii) TVRO (Television Receive Only, or C-Band);
(iii) existing cable networks, with an initial focus on the digital cable market; and (iv) distribution and syndication. Our nostalgic content will be marketed to cable companies and satellite TV companies that will add the channel to their basic service. Also, our business model is dedicated to providing ethnic, minority programming in selected markets.

Our new Ethnic Broadcasting division has been in development for beginning in July of 2002, and various acquisitions and affiliations are under negotiation. It is anticipated that several of those acquisitions and affiliations will be announced before the third quarter of 2003.

Our nostalgic sports division offers a programming format that features both college and professional sports, as well as international sports competitions of many varieties, with emphasis on the more popular sports, such as baseball, football, basketball, hockey and boxing. We plan to expand, and vary the format, to include certain live sporting events as well as "talking head" sports shows. Our channel will be offered, at no charge, to the various cable TV operators (e.g., Comcast, Adelphi, AOL Time Warner) and to the satellite TV ("small dish") operators (e.g., Direct TV, Echostar and Pegasus). Our revenue will be generated from advertisers, direct response marketers and infomercials.

In March of 2001, we signed a consulting agreement with Robert Bubeck and Thomas O'Donnell. Both Messrs. Bubeck and O'Donnell possess substantial experience with, and contacts in, the television network/cable distribution business, and have they will assist us in obtaining subscribers for the vintage sports television network. We appointed Messrs. Bubeck and O'Donnell as our exclusive outside distribution outlet sales representatives for the calendar year 2001, continuing on a non-exclusive basis to December 31, 2003.

The Company owns approximately 5,000 hours of vintage sports film with negotiations in process to acquire in excess of an additional 2,500 hours of footage. The Cavalcade library includes vintage sporting events and coverage dating back to the 1940's, with over 10,000 hours of programming available
to the Company. It is our mission to   deliver compelling, informative and
historic programming in an efficient fashion. Cavalcade will provide an entertaining and economical nostalgic sports programming alternative. Sports programming is big business. In 1997, ESPN paid $175 million to buy U.S. Classic Sports Network. In 2001, Classic Sports was valued at $1 billion and reached 43 million homes.

Much of the film we acquire is on a 2", 1", 16 mm. and 35 mm format. In order to broadcast this film, it must be transferred to a "digi-Beta" (Beta-
SP) format. To date, we have digitized approximately 480 hours of nostalgic content. In addition to the owned footage, we have licensed approximately 700 hours of nostalgic content. It is our objective to acquire and/or license 10,000 hours of nostalgic content for ongoing broadcasting. Although we will offer sports footage of almost every variety, we will have a strong emphasis on popular sports, such as baseball, football, basketball, hockey and boxing.

Copyright Clearing Process

Our procedure for clearing copyrights for acquired footage is as follows:
Prior to airing any of our acquired films, we either make a determination that the films are in the "public domain" or we seek to obtain licenses on films that are copyrighted or otherwise owned by others. Our method of research to determine ownership interest, if any, involves our making a comparison of titles of acquired films and footage with those listed with United States Copyright Office. According to the United States Copyright Office, the phrase "public domain" refers to works that belong to the public, and are free for anyone to use without permission and without paying royalties. works can be in the public domain for a variety of reasons, such as: (i) term of copyright protection has expired; (ii) the work was "non-registered"; (iii) the work was not eligible for copyright protection in the first place; or
(iv) the copyright owner has given the copyright in the work to the public.

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

In 2002, we completed the first phase of the organizational restructuring that we announced November 18, 2002. Phase one included our formation of a
wholly owned subsidiary named "Sports Broadcasting Network, Inc."   Once
formed, we contributed our nostalgic sports library and our nostalgic sports broadcasting business and related assets to that subsidiary. We see this restructuring as an organizational change from an operating entity to a holding company. All broadcast operations will be conducted by subsidiaries, of which Sports Broadcasting Network, Inc. was the first. Sports Broadcasting Network, Inc. will execute Cavalcade's nostalgic sports business plan, utilizing the assets already assembled. We are currently recruiting the management team for Sports Broadcasting Network, Inc. and we have initiated negotiations to acquire independent TV stations to carry the programming.

In December of 2002, we carried out the second phase of our restructuring by expanding our business plan to cover two main areas of operation: one division is built around our historical nostalgic sports programming, for which the Company is currently known; and the new division will provide ethnic, minority programming in selected markets. The new division has been in development for several months and various acquisitions and affiliations are under negotiation. As part of our completion of this second phase, on December 5, 2002 we acquired Ethnic Broadcasting Company, Inc., formerly Butori Broadcasting, Inc. ("EBC"). We acquired, in a cash transaction, EBC, which is a company organized to broadcast ethnic, minority programming.

On March 13, 2003, we announced that EBC entered into a Letter of Intent to acquire Global Movies Direct, a San Diego, California-based company, providing online DVD rentals and sales (www.indofilms.com). Global Movies Direct is the largest store in the world for Indian movie rentals with over 2,500 titles in stock. The company ships over 50,000 DVDs monthly and rapidly growing. Management believes that this pending acquisition will give the Company revenues of approximately $150,000 monthly. Global Movie Direct's subscriber base is increasing significantly each month with a corresponding increase in revenue. We feel that this acquisition adds a new dimension to our overall business plan, and will bring EBS to a new level. EBS will have first-run movies that Global Movie Direct will either produce itself, or will acquire the rights to for American TV and theatrical distribution.

On April 16, 2003 we announced that Patrick Bidwill is to become President of our subsidiary Sports Broadcasting Company, Inc. Mr. Bidwill has many years of experience in the sports world, as his family owns the NFL Arizona Cardinals. Sports Broadcasting Company will have its headquarters in Phoenix. Our intentions are to begin our programming schedule and creating new shows that will be shown on our network.. We have targeted our first LPTV station, and hope to complete an acquisition before the end of the third quarter.

We have not yet generated any revenue, and do not expect to generate revenue until the third quarter of 2003.

The Market

Based on our independent observation and research, we believe that the market for television sports is steadily growing. We have noted an increase in sports channel subscriptions over the past decade, as well as an increase in the number of sports programming channels. Statistical information to support this view is available from the Cabletelevision Advertising Bureau or "CAB" (See Cabletelevision Advertising Bureau, CAB's 2001 Cable TV Facts,
(2001).

Digital Cable TV Market

The term "Digital Cable TV" refers to cable television transmitted through digital cable set-boxes which, through a digitally compressed signal, provides viewer access to up to 500 channels; significantly more channels than the 75 to 80 available through analogue boxes. The number of digital cable set-boxes is projected to grow rapidly during the next several years to meet the increase in demand for more channels. A comprehensive study was conducted by Tech Trends Inc., which concluded, among other things, that digital cable set-top boxes will be deployed by the leading cable operators at an increase of up to 600% See Digital Cable Set-Top Boxes: North American Developments in 2000-2001.

The Satellite Home Dish Market

Additionally, we believe that existing home dish owners represent potential prospects for our services. Multichannel News reported, in its July 7, 2000 issue, that in the United States alone, the number of home dishes has increased from 3.5 million in 1993 to more than 15 million currently. That article also noted that of the 15 million dishes, the vast majority, estimated at about 14 million, are direct broadcast satellite ("DBS") dishes. DBS describes a satellite service with frequency allocation and wide spacing between satellites that generally permits higher powered transmissions than their satellite services and allows for reception with a small, 18-24 inch satellite dish). DBS usage is projected to reach over 20 million by the year 2002 at a rate of over 15% per year. The DBS subscriber base has grown significantly since 1998, according to numerous sources, including a recent cover story in USA Today (see article by David Lieberman, DirectTV Stays
Step Ahead of Cable, USA Today, August 14, 2000, Section B, page 1.)
Although these sources are not current, their statistics remain constant, and their predictions are holding true.

The three satellite leaders in the DBS industry, DirectTV, PrimeStar and Echostar, have been enjoying rapid and steady growth over the past four years. More than two years ago, EchoStar Communications Corp.'s Dish Network signed its four millionth customer and for signs up to 100,000 new subscribers each month. DirectTV claims on its website that it has more than 12,000,000 subscribers. According to the Annual Report of EchoStar
DBS Corp, DISH Network "Subscription television services revenue totaled $4.406 billion for the year ended December 31, 2002, an increase of $822 million or 23% compared to the same period in 2001. DISH Network "Subscription television services" revenue principally consists of revenue from basic, premium, local, international and pay-per-view subscription television services. This increase was attributable to continued DISH Network subscriber growth. DISH Network added approximately 1.35 million net new subscribers for the year ended December 31, 2002." Management believes that even in a relatively slow economy, this business continues to grow.

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

     DBS

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

The cable sports networks fall into two distinct categories:

     - Those that are available on basic cable service, such as ESPN, ESPN2 and TURNER, and;

     -  Those which are premium channels, such as MSG, SPORTSCHANNEL,

PRIME NETWORK

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

Through syndication and distribution agreements, we intend to promote our Company and its programming on a larger scale.

Television Production Studio

We will rent studio time on an "as needed" basis to keep a cost effective operation. We will only need studio time a few days per month to shoot the "talking head" shows, promos, and station identification promotions.

Web-Cast Services

With the development and proliferation of high-speed computer down loaders, we plan to offer our programming services via webcast;
essentially providing our entire programming network on the Internet. This service will be offered on a pay-per-view basis. We believe this medium will be readily accepted in the marketplace as a real- time delivery version of our programming services.

Revenue Generation

Sports Programming: Our channel will be distributed to cable TV and satellite TV ("small dish) operators without charge, to give us a larger viewer base. We will generate revenue from advertisements (commercials), Direct Response (short advertisements which provide an opportunity for a phone-in or mail in purchase) and Infomercials that will run from 3:00 a.m. to 6:00 a.m., and from 6:00 a.m. through 9: a.m. The size of our viewer base will determine the rate at which we can charge for advertising.

Syndication of Ethnic Broadcast Station Programming: Our plan is to acquire small ethnic broadcast stations in India, China and eventually
Europe and South America, and to syndicate programming internationally. Syndication fees will be negotiated on a case by case basis, and we expect to be generating revenues from syndication fees by the first quarter of 2004.

Acquisition of Additional Small, Low Power Television Stations: We intend to acquire several small to medium sized low-power television stations for the broadcast and syndication of our nostalgic sports programming. We expect to begin generating revenues from advertising and from syndication by the first quarter of 2004.

Organizational/Historical Background

In September of 1999, we changed our business model from a shoe manufacturing and distributing company to an entertainment company focusing on the nostalgic sports broadcasting business. On December 17, 1999, we amended our Articles of Incorporation to change our name to Cavalcade of Sports Media, Inc., and on December 22, 1999, Cavalcade of Sports Network, Inc., a New York corporation, was merged with and into the Company, leaving Cavalcade of Sports Media, Inc., the Nevada corporation, as the survivor. A mirror Certificate of Merger was filed in New York on December 30, 1999. Subsequent to the Company's decision to enter its current business, the holders of 1999-Global Group Series of Preferred Stock elected to convert their 855,000 shares to Common Stock, valued at $855, of Global International, Inc. in September 2000. At the time of the conversion and disposal of the shoe business segment, the segment had liabilities in excess off its assets and had no operations and continued to be in default under the terms of the License Agreements. As a result of the conversion, the Company's interest in Global Group International, Inc. was reduced from 100% to zero.

ITEM 2.  DESCRIPTION OF PROPERTY

Offices

Presently, we maintain our principal office at 12868 Via Latina, Del Mar, California 92014. Our telephone number at that office is (858) 481-2207 and our facsimile number is also (858) 481-2207. The office space, which is provided to us for $3,200 per month, has approximately 2,200 square feet, consisting of two separate offices, a conference room, a small kitchen and a bathroom. We expect to continue this arrangement for the short term until we have sufficient working capital. We consider the premises adequate for our purposes for the immediate future. Within the next 18 months, we plan to move the office into a larger space.

Film Library

Our film library consists of approximately several hundred tapes, many of which have been transferred to Beta SP format and some of which are in the process of being transferred. As of the date of this annual report, we own approximately 5,000 hours of sports footage, of which approximately 3,500 hours have been digitized. In addition to our owned footage, we hold licenses to an additional 700 hours and we have access to an additional 5,000. We believe that by year end, 2004, we will have acquired an additional 2,500 hours, bringing our film ownership to 7,500 hours and our access up to 12,500 hours.

License Agreements

On or about December 21, 2000, we signed a license agreement with SOCCER CAMPS OF AMERICA INC. which agreement granted the Company a license to use, on satellite broadcast & cable broadcast, for a term of three years, 200 hours of New York Cosmos games from 1976-1980. The license fee is $200,000 plus $50,000 in stock options which will be governed by a mutually acceptable stock option agreement. The licensed territory is the United States of America. The license was orally extended in December, 2001; we have made a down payment of $9,000 and are issuing options to purchase 50,000 shares of our Common Stock at a price of $1.00 per share, which expire on December 31, 2003.

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

The following list of our current library consists of sports events, programs and movies from multiple sources:

Sport                                Approximate number     Approximate number
                                         of Programs            of Hours

Baseball                                     400                    390
(Games/Commentary)

Basketball                                   400                    350
(Games/Commentary)

Football                                     500                    450
(Games/Commentary

both college and professional)

Boxing                                       250                    240

Golf                                         270                    260

Wrestling                                    100                     85

Bowling                                      100                    100

Talk Shows/General Sports Programming
(Wide World of Sports, etc.)                 700                    690

Indy Auto Racing                              60                     50

Swimming                                      40                     30

Track & Field                                 30                     20

Soccer                                       400                    400

Tennis                                       250                    245

Water skiing, roller derby                   150                    140

Miscellaneous uncategorized sporting
Events                                     1,495                   1,450

TOTAL                                      5,045                   4,800

In our estimation, in order to broadcast fresh content, we would require a minimum of 4,300 of broadcast-able (already transferred) content hours. At a rate of 84 hours per week, this would provide approximately
52 weeks worth of content. It is unlikely that viewers would expect a continuous 12 month period of new broadcasting content, since that is rare, if nonexistent, in broadcasting. We believe, therefore, that viewers would not be disappointed if content is shown more than once throughout the year. It is our opinion that 4,300 hours is more than sufficient for a full two years of broadcast programming. Our library presently exceeds that number of hours.

Our film library is being stored at Stock Video, a video production and storage facility in Boston, Massachusetts, where we are renting an environmentally controlled space of approximately 1,800 square feet. This facility is in the business of video tape and film management, and this is where our film is and will be sent upon purchase.

Additionally, through our merger with Cineports, we have acquired well over 600 hours of movies, cartoons, scripts all of which are also being stored at Stock Video. The Cineports acquisition of films was deemed by Cineports to be "in the public domain" but we are conducing independent copyright clearances before airing any of the films made in the acquisition.

The Transfer Process

During the past year, we have been steadily acquiring film in various formats from sources including, but not limited to, individuals, collectors, museums and other entities. We have chosen to transfer our footage from their original formats to a sturdier Beta-SP format, which is suitable for broadcasting and good for long-term preservation of the footage. The process of transferring is conducted primarily at Stock Video. Depending on the length and quality of the film, the transfer process can run anywhere from $75 to $500 per tape or film.

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

Many of our shows feature well known broadcasters from previously televised sporting events such as Russ Hodges, Jack Drees, Mel Allen, Red Barber, Vin Scully, and Chris Schenkel.

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

ITEM 3.  LEGAL PROCEEDINGS

With the exception of the actions described below, we are not aware of any legal proceedings pending, threatened or contemplated against any of our officers or directors, respectively, in their capacities as such.

On March 5, 2003, an action went before the Supreme Court of the State of New York, Nassau County on entitled Arthur Muchnick et. ano v. Cavalcade of Sports Media, Inc. et ano (Index No. 157350/02), in which the Court granted summary judgment in favor of Mr. and Mrs. Muchnick and against Cavalcade in the amount of $35,774.16 plus interest at 18% per annum from Sefports Media, Inc. et ano (Index No. 15737/02) the Court granted summary judgment in favor of Mr. and Mrs. Zabon against Cavalcade in the amount of $35,774.16 plus interest at 18% per annum from September 4, 2002. In addition, in the Zabon action, the Court also awarded summary judgment personally against Mr. Ed Litwak in the amount of $25,000 plus interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2002.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Market Information

The Company's Common Stock is traded over-the-counter on the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers under the symbol "CVOS". There is no certainty assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the quarterly quotes of high and low prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 2002.

                       Fiscal 2002                           High      Low

                      June 30, 2002                          $3.30    $0.82
                      September 30, 2002                     $0.65    $0.55
                      December 31, 2002                      $0.48    $0.31

The source of this information is Yahoo Historical Stock Quotes and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Number of Stockholders

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 1080.

Dividends

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

SALES OF UNREGISTERED SECURITIES DURING 2002

The issuances of unregistered securities which occurred during the fiscal year 2002 were as follows:

Capital Notes

During 2002, we issued two accredited investors $31,250 Convertible Subordinated Capital Notes, one for $25,000 and the other for $6,250.
The Notes were sold in a Rule 506 Offering, made pursuant to Regulation D. Shares will be issued upon conversion by the holder, and at that time, those issuances will be considered exempt under Section 4(2) of the Securities
Act of 1933 (the "Act").

Common Stock

Each of the issuances described below is considered by the Company to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On January 14, 2002, we issued 50,000 shares of our Common Stock to a sports broadcasting consultant in exchange for investment in a baseball team.

On March 4, 2002, we issued 250,000 shares to an attorney in exchange for legal services.

On June 4, 2002, we issued a total of 566,700 shares of our Common Stock to three consultants for their digital cable marketing, broadcasting and related services. Also in June, we issued 80,000 shares in exchange for a $100,000 debt.

In July of 2002, we issued 21,500 shares to two consultants in exchange for advertising and legal work. Also in July, we issued 4,789,583 shares in connection with our acquisition of Cineports.com.

On August 13, 2002, we issued 14,000 shares to Michael Carroll for his service on our Advisory Board of Directors, and 32,000 shares to a consultant for his website development services. 18,000 shares were issued to a consultant but were subsequently returned for cancellation.

On September 19, 2002, we issued 300,000 shares of our Common Stock to two individuals in exchange for their marketing consulting services.

In October of 2003, we issued 15,200 shares as an interest bonus on a loan made to the Company.

On October 11, 2002, we issued 100,000 shares of our Common Stock to two consultants in exchange for their marketing services.

On October 24, 2002, we issued to a single investor 540,540 shares of our Common Stock for an investment of $125,000.

On November of 2002, we issued 32,520 shares of our Common Stock t as bonuses on loans made to the Company by two individuals.

On November 11, 2002, we issued 50,000 to Robert Stulman for his service as Secretary of the Company.

On November 21, we issued 150,000 shares of our Common Stock to a consultant in exchange for marketing services.

On December 30, 2002, we issued 280,000 shares to a consultant in exchange for financial advisory services.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results and Market Price of Stock."

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

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2003 from actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From our inception through December 31, 2002, we have not generated any revenues. We have incurred losses of $ 7,975,984. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of December 31, 2002, we had a working capital deficit of $2,071,983.
As a result of our operating losses from our inception through December 31, 2002, we generated a cash flow deficit of $ 1,435,962 from operating activities. Cash flows used in investing activities was $149,563 during the period July 29, 1997 through December 31, 2002. We met our cash requirements during this period through the private placement of $244,200 of common stock, $1,115,665 from the issuance of capital and other notes
(net of repayments), $184,955 from advances from the Company's President, and $45,000 from other advances. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, Management believes it has sufficient capital resources to meet projected cash flow deficits.However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditor's report on the Company's December 31, 2002 financial statements included in this Annual Report states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Number of Employees

From our inception through the period ended December 31, 2002, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of four (4) full and part time employees during the next 12 months. These employees will be Ed Litwak, our President, a CFO/ Treasurer to be hired, a National Distribution Manager and an Administrative Assistant.
The Company has entered into a Consulting Agreement with Mr. Litwak, which is expected to be superseded by an Employment Agreement by the third quarter of 2003. The Company also plans to use the advice of its Advisory Board on an as needed basis. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which we intend to operate and the acceptance of our business model. We will be incurring costs to: (i) acquire and market our programming; (ii) to establish marketing relationships; (iii) to acquire more nostalgic sports content; and (iv) to build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of viewers we are able to attract, the rates which we can charge for the advertising, our ability to deliver content, customer acceptance of our nostalgic concept, customer perception of value (as compared with premium or other satellite packages), and our sales receivables. (See "Description of Business")

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

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

Government Regulation

Our business is subject to federal regulation under the Federal Communications Commission. Additionally, our business operations will be subject to all government regulations normally incident to conducting any business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, there is no guarantee of our success in these efforts, and we cannot predict the affect of those regulations on our proposed business activities.

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

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations to implement the provisions contained in the Communications Act. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Below, you will find a brief summary of certain of these federal regulations as adopted todate.

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

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Mr. Edward Litwak, our founder and formerly our consultant, and now our President, acting CFO and Chairman of our Board of Directors. We plan to replace our Consulting Agreement with Mr. Litwak, which ends on December 31, 2003, with a five-year Employment Agreement which will end December 31, 2006 but which is subject to a five-year extension at our option. As of the date of this Report, we have not yet finalized our Employment agreement with Mr. Litwak.

If we lost the services of Mr. Litwak or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. At present, we do not have employment contracts with any other of our officers or members of Management. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors. Presently, Don Parsons is our only outside Director.

Limitation of Liability and Indemnification of Officers and Directors

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

The present officers and directors own 26.63% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See "Security Ownership of Certain Beneficial Owners and Management")

Management of Potential Growth

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

Many clips, old films, previously viewed and taped or filmed television productions are not owned by anyone and are considered "in the public domain." It is, however, possible that existing intellectual property rights in certain films or footage clips are not discovered by our research efforts, and in such cases, we may be forced to later pay license fees and penalties that we initially did not anticipate. Although we will make best efforts to do our thorough due diligence prior to making a purchase, any such oversight on our part could potentially affect the quantity and quality of our film library, and could be costly to the Company. To mitigate costs associated with mistakes made in clearing intellectual property rights of films or footage the Company plans to obtain errors and omissions insurance for our Officers and Directors.

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

Competition could reduce the market share of our businesses and harm our financial performance

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

Acquisition of Footage

We are not certain that we will be able to acquire enough hours of footage. In order to operate our nostalgic sports channel on a 24 hour per day, 7 day per week basis, we will need approximately 4,300 hours of content for the first two years. We currently have only approximately 7,000 hours, but are in negotiations to acquire an additional approximately 7,500 hours.
Although we believe that we will have at least 10,000 hours by the end of 2003, there is no guarantee that we will achieve this, and if we are not successful in achieving this level of acquisition, we may be forced to repeat programs more often, which could lead to a drop off in viewers.

ITEM 7.  FINANCIAL STATEMENTS
                        Index to Financial Statements

                                                                    Page No.

Report of Independent Certified Public Accountants                       F-3

Consolidated Balance Sheets at December 31, 2002 and 2001                F-4

Consolidated Statements of Losses for the two
years ended December 31, 2002 and 2001, and for
the period July 29, 1997 (date of inception) to
December 31, 2002                                                       F-5

Consolidated Statements of Deficiency in
Stockholders' Equity for the two years ended
December 31, 2002 and 2001, and for the period
July 29, 1997 (date of inception) to December 31, 2002            F-6 - F-9

Consolidated Statements of Cash Flows for the two
years ended December 31, 2002 and 2001, and for
the period July 29, 1997  (date of inception) to
December 31, 2002                                               F-10 - F-11

Notes to Consolidated Financial Statements                     F-12 - F-29

                  RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                      CERTIFIED PUBLIC ACCOUNTANTS

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Cavalcade of Sports Media, Inc.
Del Mar, California

     We have audited the accompanying consolidated balance sheets of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiaries (the "Company"), a development stage Company, as of December 31, 2002 and 2001 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended and for the period July 29, 1997 (date of inception) to December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended, and from July 29, 1997 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default under the terms of its debt obligations and has not established a source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU
MIRCHANDANI LLP
Russell Bedford Stefanou
Mirchandani LLP
Certified Public Accountants
McLean, Virginia
April 28, 2003

                     CAVALCADE OF SPORTS MEDIA, INC.
                       (A development stage company)
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2002 and 2001

                                                       2002          2001

ASSETS
Current assets:
Cash and equivalents                                 $     4,295    $   15,459
Other receivable                                               -        30,000
Total current assets                                       4,295        45,459

Property, plant and equipment:
Office furniture, net                                      1,010         1,350

Other assets:
Film library, at cost (Note D)                           372,304       522,577
Goodwill, net of amortization of
$ 0 at December 31, 2002 and
$196,185 at December 31, 2001 (Note C)                         -       294,282
Total other assets                                       372,304       816,859

                                                         377,609       863,668

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note E)           483,158       318,419
Other accrued liabilities (Note J)                       380,000       380,000
Note payable (Note F)                                    983,165     1,084,415
Advances from officers (Note G)                          184,955       193,799
Other advances                                            45,000        45,000
Total current liabilities                              2,076,278     2,021,633

Commitments and contingencies (Note L)                         -             -

Deficiency in Stockholders' Equity:
Preferred stock, par value,
$0.001 per share; 10,000,000
shares authorized; none issued
and outstanding at December 31,
2002 and 2001 (Note J)                                         -             -
Common stock, par value, $0.001
per share; 100,000,000 shares
authorized; 18,741,014 and
11,430,972 shares issued at
December 31, 2002 and December
31, 2001, respectively (Note J)                           18,741        11,431
Additional paid-in-capital                             6,258,574     1,595,973
Deficit accumulated during development stage          (7,975,984)   (2,765,370)
Total deficiency in stockholders' equity              (1,698,669)   (1,157,966)

                                                         377,609       863,667

        See accompanying notes to consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                           (A development stage company)
                         CONSOLIDATED STATEMENTS OF LOSSES

                                                            For the Period
                                                             July 29, 1997
                                           December 31     (Date of Inception)
                                        2002        2001     to Dec 31 2002

Costs and Expenses:
Selling, general and administrative    $ 4,740,733 $  886,045    $  6,735,586
Impairment loss (Note J)                    62,500          -          62,500
Depreciation and amortization expense          340     98,432         196,865
Total costs and expenses                 4,803,573    984,477       6,994,951

Loss from operations                    (4,803,573)  (984,477)     (6,994,951)

Other income (expenses)                    109,992          -         114,758
Interest income (expenses)                (222,751)  (273,107)       (527,578)
                                          (112,759)  (273,107)       (412,820)

Loss from continuing operations, before
income taxes and discontinued
 operations                             (4,916,332) (1,257,584)    (7,407,771)
Income (taxes) benefit                           -           -              -

Loss from continuing
operations, before
discontinued operations                 (4,916,332) (1,257,584)    (7,407,771)
Loss from discontinued
operations                                       -           -       (352,905)
Income (loss) on
disposal of discontinued
operations, net                                  -           -         78,974

Net loss                                (4,916,332) (1,257,584)    (7,681,702)

Cumulative effect of
accounting change (Note C)                (294,282)          -       (294,282)

Net loss applicable to common shares    (5,210,614) (1,257,584)    (7,975,984)

Income (loss) per common
share (basic and
assuming dilution) (Note I)                  (0.36)      (0.11)         (0.87)
Continuing operations                        (0.36)      (0.11)         (0.84)
Discontinued operations                          -           -          (0.03)

Weighted average shares outstanding     14,491,094  11,262,352      9,177,856

          See accompanying notes to consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
         CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
  FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002



                                                                                 Deficit
                                                                                 Accumu
                                                                                 lated
                                                                     Add'l       during
                         Preferred    Stock      Common     Stock    Paid in     dev.      Treasury
                          Shares      Amount     Shares     Amount   Capital     stage      Stock     Total
                                         <
Shares issued at date of
inception (July 29, 1997)
to founders in exchange
for contribution of
organization costs valued
@ $.91 per shares,
as restated                      -         -        12,657      12     11,541          -        -  $ 11,553
Net Loss                         -         -             -       -          -          -        -         -
Balance at December 31
1997 as restated                 -         -        12,657      12     11,541          -        -    11,553
Shares issued January 1, 1998
in exchange for Gemma Global,
Inc., valued @ $.001 per
shares, as restated              -         -            10       -          -          -        -         -
Shares issued December 22,
1998 to consultants in
exchange for services valued
@ $.002 per shares               -         -     1,112,500   1,113        889          -        -     2,002
Shares issued December 22,
1998 to President in exchange
for debt valued @ $.002 per
shares                           -         -     8,333,333   8,333      6,667          -        -    15,000
Operating expenses incurred
by principal shareholder         -         -            -        -      8,925          -        -    8,925
Net Loss                         -         -            -        -          -    (212,773)      - (212,773)
Balance at December 31
 1998                            -         -    9,458,500    9,458     28,022    (212,773)      - (175,293)
Shares issued on April 13,
1999 for cash in connection
with private placement @
$1.00 per share                  -         -        4,000        4      3,996           -       -    4,000
Shares issued on April 13,
1999 to consultants in
exchange for services valued
@ $1.00per share                 -         -      180,000      180    179,820           -      -   180,000
Shares issued May 28, 1999 in
exchange for services valued
@ $.001 per share           855,000      855            -        -          -           -      -       855
Contribution of shares to
treasury on September 30,
1999 by principal
shareholder                       -        -   (2,821,440)       -      2,821           -  (2,821)       -
Shares issued on November 12,
1999 for cash in connection
with private placement @ $.10
per share                         -        -    1,000,000    1,000     99,000           -       -  100,000
Release of shares held in
treasury and acquisition of
Cavalcade of Sports Network,
Inc on December 16, 1999          -        -    2,821,440        -    279,323           -   2,821  282,144
Operating expenses incurred
by principal shareholder          -        -            -        -      6,000           -       -    6,000
Net Loss                          -        -            -        -          -    (438,045)      - (438,045)
Balance at December 31
1999                        855,000      855   10,642,500   10,642    598,982    (650,818)      -  (40,339)

Shares issued in March 2000
in exchange for debt @ $1.25
per share                         -        -      61,798        62     77,185          -        -   77,247
Shares issued March 28, 2000
in exchange for services @
$1.25 per share                   -        -       2,100         2      2,623          -        -    2,625
Shares issued April 27, 2000
in exchange for services @
$1.25 per share                   -        -       7,500         8      9,367          -        -    9,375
Shares issued May 8, 2000 in
exchange for services @ $1.25
per share                         -        -      12,500        13     15,612          -        -   15,625
Shares issued May 17, 2000 in
exchange for services @ 1.25
per share                         -        -      25,000        25     31,225          -        -   31,250
Shares issued June 2000 in
exchange for debt @ $1.25 per
share                             -        -       4,000         4      4,996          -        -    5,000
Shares issued June 2000 in
exchange for services @ $1.25
per share                         -        -      17,666        18     22,065          -        -   22,083
Shares issued July 25, 2000
in exchange for debt @ $1.25
per share                         -        -       1,000         1      1,249          -        -    1,250
Shares issued August 2000, in
exchange for services @ $1.25
per share                         -        -      65,000        65     81,185          -        -   81,250
Conversion of preferred stock
on September 18, 2000       (855,000)    (855)         -         -          -          -        -     (855)
Shares issued October 13,
2000, in exchange for
services @ $1.25 per share         -        -      1,060         1      1,324          -        -    1,325
Shares issued October 30,
2000 in exchange for services
@ $1.25 per share                  -        -     20,000        20     24,980          -        -   25,000
Shares issued November 9,
2000 in exchange for services
@ $1.25 per share                  -        -      2,500         2      3,123          -        -    3,125
Shares issued December 1,
2000 in exchange for services
@ $1.25 per share                  -        -        500         -        625          -        -      625
Operating expenses incurred
by principal shareholder           -        -          -         -      6,000          -        -    6,000
Net Loss                           -        -          -         -          -    (856,968)      - (856,968)
Balance at December 31,
2000                               -        - 10,863,124    10,863    880,541  (1,507,786)      - (616,382)

Shares issued in January
2001, in exchange for
services @ $1.25 per share         -        -    200,000       200    249,800           -       -  250,000

Shares issued in April 2001,
in exchange for services @
$1.25 per share                    -        -    120,000       120    149,880           -       -  150,000

Shares issued in April 2001,
in exchange for advances from
officers @ $1.25 per share         -        -    100,000       100    124,900           -       -  125,000

Shares issued in  August
2001, in exchange for
services @ $1.25 per share         -        -     75,000        75     93,675           -       -   93,750

Shares issued in  August
2001, in exchange for
services @ $1.25 per share         -        -     30,000        30     37,470           -       -   37,500

Fractional shares cancelled
in August, 2001                    -        -       (152)        -          -           -       -        -

Shares canceled  in November
2001                               -        -    (20,000)      (20)   (24,980)          -       -  (25,000)

Shares issued in December
2001, in exchange for
services @ 1.25 per share          -        -     63,000        63     78,687           -       -   78,750

Operating expenses incurred
by principal shareholder           -        -          -         -      6,000           -       -    6,000

Net loss at December 31, 2001     -        -          -         -          -   (1,257,584)     -(1,257,584)

Balance at December 31, 2001      -        -  11,430,972   11,431  1,595,973   (2,765,370)     -(1,157,966)

Shares issued in January 2002, in
exchange for investment at $1.25
per share                          -        -    50,000       50      62,450           -       -    62,500

Shares issued in March 2002, in
exchange for services at $1.25 per
share                              -        -   250,000      250     312,250           -       -   312,500

Shares issued in June 2002, in
exchange for services at
approximately $1.25 per share      -        -   566,700      567     757,808           -       -   758,375

Shares issued in June 2002, in
exchange for debt at $1.25 per
share                              -        -    80,000       80      99,920           -       -   100,000

Shares issued in July 2002, in
exchange for services at
approximately $.3614 per share     -        -    21,500       22       7,749           -       -     7,770

Shares issued in July 2002, in
connection with acquisition of
Cineports.com, Inc. at
approximately $.25 per share       -       -  4,789,582    4,790   1,192,607           -       -  1,197,396

Shares issued in August 2002, in
exchange for services at
approximately $.3614 per share     -       -    64,000        64      23,065           -       -     23,129

Shares issued in September 2002,
in exchange for services at
approximately $.3614 per share     -       -   300,000       300     108,120           -       -    108,420

Shares issued in October 2002, in
exchange for services at
approximately $.3895 per share     -       -   120,000       120      46,620           -       -     46,740

Shares issued in October 2002 for
cash in connection with private
placement at $.2313 per share      -       -   540,540       541     124,459           -       -    125,000

Shares issued in October 2002, in
exchange for interest at
approximately $.3895 per share     -       -    15,200        15       5,905           -       -      5,920

Shares issued in November 2002, in
exchange for services at
approximately $.29 per share       -       -    50,000        50      14,450           -       -     14,500

Shares issued in November 2002 for
cash in connection with private
placement at $.34 per share        -       -    30,000        30      10,170           -       -     10,200

Shares issued in November 2002 for
cash in connection with private
placement at $.25 per share        -       -   120,000       120      29,880           -       -     30,000

Shares issued in November 2002, in
exchange for debt at $1.25 per
share                              -       -    26,000        26      32,474           -       -     32,500

Shares issued in November 2002, in
exchange for interest at $1.25 per
share                              -       -     6,520         7       8,143           -       -      8,150

Shares issued in December 2002, in
exchange for services at
approximately $.4085 per
share                              -       -   280,000       280     114,100           -       -    114,380

Warrants issued in connection with
acquisition of Cineports.com, Inc.
(Note K)                           -       -         -         -   1,051,065           -       -  1,051,065
Options issued in exchange for
services rendered (Note K)         -       -         -         -     661,365           -       -    661,365

Net loss                           -       -         -         -           -  (5,210,614)      -(5,210,614)
Balance at December 31
2002                               -       -  18,741,014  18,741   6,258,574  (7,975,984)      -(1,698,669)





              See accompanying notes to consolidated financial statements

                         CAVALCADE OF SPORTS MEDIA, INC.
                           (A development stage company)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Period
                                                             July 29, 1997
                                           December 31     (Date of Inception)
                                        2002        2001     to Dec 31 2002

Cash flows from operating activities:
Net loss for the period from
continuing operations                 $ (5,210,614) $(1,257,584)  $ (7,702,053)
Loss from discontinued operations                -            -       (352,905)
Disposal of business segment, net                -            -         78,974
Adjustments to reconcile net
losses  to net cash provided by
(used in) operating activities:

Cumulative effect of accounting
change (Note C)                           294,282            -         294,282
Depreciation and amortization                 340       98,432         196,865
Organization and acquisition
costs expensed                                  -            -          11,553
Common stock issued in exchange
for services (Note J)                   1,385,814      585,000       2,356,652
Common stock issued for
acquisition of Cineports (Note J)       1,197,396            -       1,197,396
Common stock issued in exchange
for debt (Note J)                               -      125,000         233,498
Common stock issued in exchange
for interest (Note J)                      14,070            -          14,070
Preferred stock issued in
exchange for services                           -            -             855
Conversion of preferred stock                   -            -            (855)
Stock options issued in exchange
for services rendered (Note K)            661,365            -         661,365
Warrants issued in connection
with acquisition of Cineports
(Note K)                                1,051,065            -       1,051,065
Write off of acquired asset                     -            -           5,000
Write off of un-collectable other
receivable (Note G)                        30,000            -          30,000
Debt forgiveness from creditors
(Note E)                                 (139,992)           -        (139,992)
Write off of capitalized
production costs (Note D)                 150,273            -         150,273
Impairment loss of other
investment paid with common stock
(Note J)                                   62,500            -          62,500
Expenses paid by principal
shareholder                                     -        6,000          26,925
Expenses paid by shareholders in
exchange for common stock                       -            -          25,000
(Increase) decrease in:
Other receivable                                -      (25,000)        (30,000)
Increase (decrease) in:
Accounts payable and accrued
expenses, net                             304,731      106,525         393,570
Net cash used in operating
activities                               (198,770)    (361,627)     (1,435,962)

Cash flows from investing activities:
Acquisition of film library and
footage production costs                        -     (129,825)       (183,080)
Acquisition of office furniture                 -       (1,690)         (1,690)
Cash acquired in connection with
acquisition                                     -            -          35,207
Net cash used in investing
activities                                      -     (131,515)       (149,563)

Cash flows from financing activities:
Advances from officer, net of
repayments (Note G)                        (8,844)    (123,654)        184,955
Other advances, net                             -       45,000          45,000
Proceeds from issuance of notes
payable (Note F)                           31,250      527,415       1,115,665
Proceeds from issuance of common
stock (Note J)                            165,200            -         244,200
Net cash provided by financing
activities                                187,606      448,761       1,589,820

Net increase (decrease)  in cash
and equivalents                           (11,164)     (44,381)          4,295
Cash and cash equivalents at the
beginning of the period                    15,459       59,840               -
Cash and cash equivalents at the
end of the period                           4,295       15,459           4,295

Supplemental Disclosures of
Cash Flow Information:

Cash paid during the period for interest       -            -               -
Cash paid during the period for taxes          -            -               -
Common Stock issued for services       1,385,814      585,000       2,356,652
Common Stock issued in
connection with acquisition
of Cineports                           1,197,396            -       1,197,396
Conversion of preferred stock                  -            -            (855)
Preferred Stock issued in
exchange for services                          -            -             855
Contribution of shares to
treasury by principal
shareholder                                    -            -          (2,821)
Common Stock issued in
exchange for debt                        132,500      125,000         365,998
Common stock issued in
exchange for interest                     14,070            -          14,070
Stock options issued in
exchange for services rendered           661,365            -          661,365
Warrants issued in connection
with acquisition of Cineports          1,051,065            -        1,051,065
Acquisition of Cavalcade of
Sports Network, Inc.:
Assets acquired                                -            -          379,704
Goodwill                                       -            -          490,467
Accumulated deficit                            -            -                -
Liabilities assumed                            -            -         (588,027)
Common stock Issued                            -            -         (282,144)
Net cash paid for acquisition                  -            -                -
Liabilities disposed of in
disposition of business, net                   -            -           78,974
Net cash received in
disposition of business                        -            -                -
Acquisition of Cineports.com, Inc:
Common Stock issued                   (1,197,396)           -       (1,197,396)
Warrants issued                       (1,051,065)           -       (1,051,065)
Assets acquired                                -            -                -
Liabilities assumed                            -            -                -
Acquisition costs                      2,248,461            -        2,248,461
Net cash paid for acquisition                  -            -                -

         See accompanying notes to consolidated financial statements

                           CAVALCADE OF SPORTS MEDIA, INC.
                             (A development stage company)
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2002, the Company has accumulated losses of $7,975,984.

In July 2002, the Company acquired Cineports.com, Inc. ("Cineports"), a
Nevada corporation, through a Plan and Agreement of Merger
("Agreement"). Pursuant to the Agreement, Cineports became a wholly-owned subsidiary of the Company (Note B). Cineports was engaged in the acquisition of distribution agreements with several foreign film libraries to sell films to homeowners, on a pay-per-view basis via broadband. In November 2002, the Company formed a wholly-owned subsidiary, Sports Broadcasting Network, Inc. ("Sports Broadcasting"), under the laws of the State of Nevada. In December of 2002, the Company acquired newly formed Butori Broadcasting, Inc. ("Burtori") which is now also a wholly owned subsidiary.Subsequently, Butori changed its name to Ethnic Broadcasting Company, Inc.

The consolidated financial statements include the accounts of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Bradcasting Network, Inc., and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2002 and 2001, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company will follow a policy of recognizing revenues in the period the service is provided.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2002 and 2001, and for the period from July 29, 1997 (date of inception) to December 31, 2002.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for 2002, 2001, and the period from July 29, 1997 (date of inception) to December 31, 2002.

Liquidity

To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,210,614 during the year ended December 31, 2002 and $1,257,584 during the year ended December 31, 2001. The Company's current liabilities exceeded its current assets by $2,071,983 as of December 31, 2002. For the period from inception through December 31, 2002, the Company has accumulated losses of $7,975,984. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2002 and 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2002.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June
15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No.
142, Goodwill and Other Intangible Assets.  In addition, this
Statement amends SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - BUSINESS COMBINATIONS

In July 2002, the Company acquired Cineports.com, Inc. ("Cineports") through an Agreement and Plan of Merger ("Agreement"). Pursuant to the Agreement, Cineports became a wholly-owned subsidiary of the Company.

In connection with the acquisition of Cineports, the Company issued to Cineports's shareholders a total of 4,789,582 shares, or $1,197,396 (see Note J), of the Company's restricted common stock. The Company also agreed to issue to Cineports's shareholders 6,182,733 warrants, or $1,051,065 (see Note K), each giving the holder the right to purchase a share of the Company's common stock, within a two-year period after issuance, at an exercise price of $1.20 per share.

Cineports has no assets and liabilities and has no business activities as of December 31, 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16, and accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

The following summarizes the acquisition of Cineports:

Issuance of 4,789,582 shares of common stock          $    (1,197,396)
Issuance of 6,182,733 warrants                             (1,051,065)
Assets acquired                                                     -
Liabilities assumed                                                 -
Acquisition costs                                           2,248,461

                                                      $             -

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after December 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17,
"Intangible Assets." The Company adopted the provisions of this standard for its second quarter of fiscal 2002.

Upon adoption of SFAS 142 in the second quarter of 2002, the Company recorded a one-time, non-cash charge of $294,282 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of losses. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

The following table presents the impact of SFAS 142 on net income
(loss) and net income (loss) per share had SFAS 142 been in effect for the year ended December 31, 2002 and 2001, and for the period from July 29, 1997 (date of inception) to December 31, 2002:


                                                            For the Period
                                                             July 29, 1997
                                           December 31     (Date of Inception)
                                        2002        2001     to Dec 31 2002

Net Loss                              $(5,210,614) $(1,257,584)   $(7,975,984)
Adjustments:
Amortization of goodwill                        -       98,092        196,185
Impairment of goodwill                    294,282            -        294,282
Adjusted net (loss)                    (4,916,332)  (1,159,492)    (7,485,517)
Shares used to compute basic and
diluted net loss per common share      14,491,094   11,262,352      9,177,856
Adjusted basic and diluted net
loss per common share                       (0.34)       (0.10)         (0.82)
Reported basic and diluted net
loss per common share                       (0.36)       (0.11)         (0.87)

NOTE D - FILM LIBRARY

The Company's film library is comprised of nostalgic sports film and footage. Cost principally consists of direct acquisition costs of the films and footage of previously televised programs and events, post-production costs, and production overhead. The Company follows a policy to start amortizing its film library once the footage is ready for distribution. As of December 31, 2002 and 2001, direct acquisition cost of the films was $372,304, and post production cost capitalized was $150,273. The Company management believes that the direct acquisition cost of the film library has not been impaired as of December 31, 2002. However, the company did not have any production activities for the year ended December 31, 2002, and does not anticipate to completing the production of the footages for distribution in the near future, due to lack of working capital. The Company therefore recognized a charge of $150,273 on the capitalized production costs to its operations for the year ended December 31, 2002 to reduce the carrying value of its film library.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2002 and 2001 are as follows:

                                                   2002           2001

Accounts payable                                 $   82,811    $   124,602
Accrued interest                                    400,347        191,666
Other                                                     -          2,151
Total                                               483,158        318,419

For the year ended December 31, 2002, one of the Company creditors agreed to reduce the balance due and legally released the Company from its obligation of $139,992. The Company recorded the amount as other income in connection with the extinguishment of the payable.

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 are as follows:


                                                   2002           2001

12 % convertible subordinated
payable, unsecured and due December
31, 2000; Noteholder has the option
to convert unpaid note principal
together with accrued and unpaid
interest to the Company's common
stock thirty (30) days following the
effectiveness of the registration of
the Company's common stock under the
Securities Act of 1933 at a rate of
$1.25 per share. In the event the
unpaid principal amount of the notes,
together with any accrued and unpaid
interest, are not converted, or paid
in full by December 31, 2000, then
interest accrues at 18% per annum
until paid in full. The Company is in
default under the terms of the Note
Agreements.
                                                 $ 457,000      $ 457,000

12 % convertible subordinated
payable, unsecured and due December
31, 2001; Noteholder has the option
to convert unpaid note principal
together with accrued and unpaid
interest to the Company's common
stock thirty (30) days following the
effectiveness of the registration of
the Company's common stock under the
Securities Act of 1933 at a rate of
$1.25 per share.   In the event the
unpaid principal amount of the notes,
together with any accrued and unpaid
interest, are not converted, or paid
in full by December 31, 2001, then
interest accrues at 18% per annum
until paid in full. The Company is in
default under the terms of the Note
Agreements.                                        342,500        475,000

12 % convertible subordinated
payable, unsecured and due December
31, 2002; Noteholder has the option
to convert unpaid note principal
together with accrued and unpaid
interest to the Company's common
stock thirty (30) days following the
effectiveness of the registration of
the Company's common stock under the
Securities Act of 1933 at a rate of
$1.25 per share.   In the event the
unpaid principal amount of the notes,
together with any accrued and unpaid
interest, are not converted, or paid
in full by December 31, 2002, then
interest accrues at 18% per annum
until paid in full. The Company is in
default under the terms of the Note
Agreements.                                        31,250               -

Note payable on demand to accredited
investor; interest  payable monthly
at 18% per annum; unsecured;
guaranteed by the Company's President              52,415          52,415

Note payable on demand to accredited
investor; interest  payable monthly
at 18% per annum; unsecured;
guaranteed by the Company's President             100,000         100,000

                                                  983,165       1,084,415

Less: current portion                            (983,165)     (1,084,415)
                                                        -               -

Subsequent to the date of the financial statements, the Company issued an aggregate of 756,793 shares of its common stock to 31 capital noteholders in exchange for a principal amount of $625,000 and unpaid interest.

NOTE G - RELATED PARTY TRANSACTIONS

The Company's President has advanced funds to the Company for working capital purposes since the Company's inception in July 1997. No formal repayment terms or arrangements exist. The net amount of the advances due the Company's President at December 31, 2002 and 2001 were $184,955 and $ 193,799, respectively.

Included in other receivable at December 31, 2001 is $30,000 for advances to the Company's principal shareholder. For the year ended December 31, 2002, it was determined that the advances are not collectable and the full amount was charged to operations.

NOTE H - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $7,900,000 which expire through 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $2,686,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2002 are as follows:

Non current:

Net operating loss carryforward               $ 2,686,000
Valuation allowance                            (2,686,000)
Net deferred tax asset                                  -

NOTE I - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                            For the Period
                                                             July 29, 1997
                                           December 31     (Date of Inception)
                                        2002        2001     to Dec 31 2002

Net income loss available
to Common stockholders             $ (5,210,614) $  (1,257,584)  $ (7,975,984)
Basic and diluted earning
(loss) per share                          (0.36)         (0.11)         (0.87)
Continuing operations                     (0.36)         (0.11)         (0.84)
Discontinued operations                       -              -          (0.03)
Weighted average common
shares outstanding                   14,491,094     11,262,352      9,177,856

Net loss per share is based upon the weighted average of shares of common stock outstanding. In December 1998, a one (1) for one thousand (1,000) reverse stock split of the Company's common stock was effected (See Note J). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

NOTE J - CAPITAL STOCK

The Company has authorized 10,000,000 shares if preferred stock, with a par value of $.001 per share. As of December 31, 2002, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2002 and 2001, the Company has 18,741,014 and 11,430,972 shares of common stock issued and outstanding, respectively.

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

In April 1998, the shareholders of Tren Property Corp. exchanged all of their outstanding shares on a share for share basis for shares of the common stock of Gemma Global, Inc., an inactive company with no significant operations, organized under the laws of the State of Nevada ("Company"). The Company's sole asset was a License Agreement granting the Company the right to manufacture and distribute women's shoes. The Company issued 10,000 shares of common stock to the shareholders of Gemma Global, Inc. in exchange for the License Agreement. The stock issued was valued at $.001 per share, which represents the fair value of the License Agreement. In 1998, Tren Property Corp. changed its name to Gemma Global, Inc.

In December 1998, the Company's Board of Directors approved a one (1) share for one thousand (1,000) share reverse stock split. The accompanying consolidated financial statements have been restated to give effect for the reverse split.

In December 1998, the Company issued 1,112,500 shares of common stock to non-employees in exchange for legal and financial advisory services rendered to the Company. The stock issued was valued at approximately $.002 per share, which represents the fair value of the services received, which did not differ materially from the value of the stock issued.

In December 1998, the Company issued 8,333,333 shares of common stock in exchange for a $ 15,000 loan payable to the Company's principal shareholder and Chief Executive Officer. The shareholder subsequently issued an aggregate of 2,625,000 of the shares of stock to certain consultants deemed essential to the continuance of the Company's principal business at the time, that of developing a shoe manufacturing, sales and distribution enterprise. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the consulting expense as a current expense and a corresponding capital contribution. The stock issued was valued at $ 2,625, or approximately $.001 per share, which represents the fair value of the stock issued.

In March 1999, the Company was renamed Pioneer 2000, Inc.  In
December 1999 the Company was renamed Cavalcade of Sports Media, Inc.

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

In connection with the acquisition of Cavalcade of Sports Network, Inc. in December 1999, the Company assumed $ 380,000 of liability representing advances by private investors to Cavalcade of Sports Network, Inc. Subject to the Company registering its common stock, the Company has agreed to offer shares of the Company's common stock to the investors in exchange for the advances based upon the price per share of the registration.

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

During the year ended December 31, 2001, the Company issued 468,000 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $1.25 per share, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation cost of $585,000 was charged to income during the year ended December 31, 2001.

During the year ended December 31, 2001, the Company issued 100,000 shares of the Company's common stock to the President of the Company in exchange for monies advanced to the Company. The Company valued the shares issued at $ 1.25 per share, which approximated the fair value of the shares at the date of issuance.

In connection with the acquisition of Cineports (see Note B), the Company issued an aggregate of 4,789,582 shares of the Company's restricted common stock to Cineports's shareholders in July 2002. The shares were valued at approximately $.25 per share, which did not differ materially from the fair value of the shares issued during the period the acquisition occurred.

During the year ended December 31, 2002, the Company issued an aggregate of 1,652,200 shares of common stock to consultants for services in the amount of $1,385,814. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 106,000 shares of common stock in exchange for $132,500 of previously incurred debt and 21,720 shares for $14,070 of previously accrued interest. The Company also issued an aggregate of 690,540 shares of common stock in exchange for $165,200 net of costs and fees and 50,000 shares for $62,500 of investment. The Company determined the value of the investment was impaired and recorded an impairment loss of $62,500 during 2002.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE K - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These warrants were granted in lieu of cash compensation for services performed to a non-employee, each option giving the holder the right to purchase one share of the Company's common stock.




                              Options Outstanding                                  Options Exercisable
                                           Weighted Average                                     Weighted
                                             Remaining                                           Average
Exercise              Number                Contractual          Weighed Average    Number      Exercise
Prices              Outstanding              Life (Years)        Exercise Price   Exercisable     Price
$     0.94           3,000,000                 1.00              $    0.94         2,000,000 $    0.94
      1.00             150,000                 1.22                   1.00           150,000      1.00
      2.00             200,000                 1.42                   2.00           200,000      2.00
      3.50             100,000                 1.33                   3.50           100,000      3.50
      5.00             100,000                 1.33                   5.00           100,000      5.00
                     3,550,000                 1.05              $    1.19         2,550,000 $    1.29



Transactions involving options issued to consultants are summarized as follows:



                                            Weighted          Number of Shares
                                             Average
                                            Price Per
                                               Share

Outstanding at January 1, 2001
   Granted                                        -                         -
   Exercised                                      -                         -
   Canceled or expired                            -                         -
Outstanding at December 31, 2001                  -                         -
   Granted                                3,550,000                      1.19
   Exercised                                      -                         -
   Canceled or expired                            -                         -
Outstanding at December 31, 2002          3,550,000                      1.19

The estimated value of the options granted to consultants was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the options was $661,365 and $0 for the year ended December 31, 2002 and 2001, respectively.

Warrants

Pursuant to the Agreement and Plan of Merger ("Agreement") to acquire Cineports (see Note B), the Company issued to Cineports's shareholders 6,182,733 warrants, each giving the holder the right to purchase a share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock. These warrants were granted in lieu of cash compensation for acuqisition of Cineports.






                              Warrants Outstanding                                  Warrants Exercisable
                                           Weighted Average                                     Weighted
                                             Remaining                                           Average
Exercise              Number                Contractual          Weighed Average    Number      Exercise
Prices              Outstanding              Life (Years)        Exercise Price   Exercisable     Price

$  1.20             6,182,733                  1.50                $     1.20        6,182,733  $     1.20




Transactions involving warrants issued to non-employees are summarized as follows:

                                            Weighted          Number of Shares
                                             Average
                                            Price Per
                                               Share

Outstanding at January 1, 2001
   Granted                                           -                     -
   Exercised                                         -                     -
   Canceled or expired                               -                     -
Outstanding at December 31, 2001                     -                     -
   Granted                                   6,182,733                  1.20
   Exercised                                         -                     -
   Canceled or expired                               -                     -
Outstanding at December 31, 2002             6,182,733                  1.20

The estimated value of the warrants granted to Cineports shareholders was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the warrants was $1,051,065 and $0 for the year ended December 31, 2002 and 2001, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in the residence of the Company's
President on a month-to-month basis in Del Mar, California at a rate of approximately $3,200 per month. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the occupancy expense as a current expense. Rental expenses charged to operations for the year ended 2002 and 2001 were $31,156 and $37,807, respectively.

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of one to two years from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.

License Agreements

In December 2000, the Company entered into a license agreement with Soccer Camps of America, Inc. The agreement granted the Company a license to use, on satellite broadcast and cable broadcast 200 hours of New York Cosmos games from 1976-1980 in the territory of the United States of America, for a term of three years. The Company agreed to pay a license fee of $200,000 and issue 50,000 stock options to purchase 50,000 shares of the Company's common stock. The Company made a down payment of $9,000 during the year ended December 31, 2001 and granted the stock options in January 2002.

In June 2001, the Company entered into a license agreement with Sekani, Inc. The agreement granted the Company a license to use on Telstar 7 C-Band and Direct TV, for a term of two years, 500 episodes of Telesports Digest Programs; each episode consisting of approximately 1 hour of programming. The license fee is $500 per episode, and $45,000 for costs of tape and dubbing to Digi-Beta with shipping costs. The Company has not incurred any such fees as of December 31, 2002.

Litigation

As described in Note F, the Company is in default under the terms of its Capital Note Agreements. In December 2002, two of the Company's capital noteholders filed a complaint against the Company in the Supreme Court of the State of New York, Nassau County. Subsequent to the date of financial statements, the Court granted summary judgment in favor of each noteholder in the amount of $35,774.16 plus interest at 18% per annum from September 4, 2002. As of December 31, 2002, the Company has recorded all unpaid principal amount of the capital notes and has accrued 18 % of interest on all principal amounts not paid in full by maturity dates. Therefore, no additional liabilities need to be recorded as a result of the judgment.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE M - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2002 and 2001, the Company incurred losses from operations of $5,210,614 and $1,257,584, respectively. In addition, the Company is currently in default under the terms of the Capital Note obligations (see Note F). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of April 9, 2002 are shown in the following table. Biographical information for each is set forth following the table.

Name                   Age       Position

Edward E. Litwak       61        President/CEO/Treasurer, Director

Robert Stulman         67        Secretary

Donald P. Parson       59        Director

Our directors serve for a one-year term or until successors are elected and qualified. Our officers hold office until the first meeting of directors following the Annual Meeting of Shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors. Michael Carroll served as a Director for part of 2002, and is therefore, not listed in the table above.

Edward E. Litwak. Mr. Litwak has been our President since December of 1998 and a director since our incorporation in 1997. Prior to becoming President, Mr. Litwak served as a consultant to the Company, which was previously headed by his daughter, Ms. Prentice. From June 1, 1995 to the present, Mr. Litwak has been President of Satellite Today, a cable network in development. From January 1, 1997 until December 1998 Mr. Litwak also served as the licensing agent for Jennicor, LLC. From March 1, 1994 to June 1, 1995 he was Chairman of Merchandise Entertainment Television Holdings, Inc. From June 1, 1991 to June 30, 1994 he was President of Designers International, Inc. Mr. Litwak also served as Sports Directions Director for a program series entitled the JeanNate Grand Prix. Mr. Litwak attended Cornell University where he majored in business.

Robert Stulman. Mr. Stulman is Secretary to our Company, having served in that capacity since September of 1997. He has been associated with us during our pre-incorporation period, from January 1, 1997 through March of 1999. From 1991 to December 31, 1996 he was Vice President in charge of Importing Footwear for L. J. Global, Inc. in New York City. Mr. Stulman's day-to- day involvement has been substantially curtailed since we ceased to be involved in the shoe business in September of 1999.

Donald P. Parson. Donald P. Parson is a member of our Board of Directors, having joined us on September 19, 2000. For the past six years, beginning in 1994, he has been of counsel to Satterlee Stephens Burke & Burke LLP. Mr. Parson has practiced corporate, financial, business and banking law since 1968. Mr. Parson has previously served as counsel to several brokerage firms and in the formation of four New York and Connecticut chartered banks. He is a director of two mutual funds, Philadelphia Fund, Inc. and Eagle Growth Shares, Inc., and Home Diagnostics, Inc., a medical device company.

Mr. Parson is a Chairman of the Board of Visitors of Syracuse College of Law, and a member of its National Capital Campaign. He is a director of The Rojtman Foundation, a substantial private art foundation in New York City, and NICE (Northern Ireland Children's Enterprise) which operates two homes for educating young people in Northern Ireland.

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

Joseph Swierczewski. Mr. Swierczewski is Vice President of Computer Services and Operations, serving in that capacity since November of 2000. From October of 1994 to the present, he has been Vice President of Computer Services for Merchandise Entertainment Television (MET) in San Diego, California. From 1975 though 1994, he was Senior Vice President and Chief Information Officer with Garden Way (Troy-Built), Hanover House as a computer systems consultant to Warner Brothers. There, Mr. Swierczewski managed the computer, customer service telemarketing and credit/order processing operations of the company. He was also responsible for the daily operations of Value Television
(VTV). Mr. Swierczewski is a graduate of the University of New Haven, where he received his Bachelor of Science degree in Engineering.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In April of 2003, we reviewed the holdings of our officers and directors to determine if any purchase, sales or transfers were made throughout the year that may not have been disclosed properly on a
Form 4.   Mr. Ed Litwak may have a beneficial interest in the shares held by his daughter and former President of the Company, Karen Prentice. Karen made three transfers throughout the year, and although she is no longer an affiliate and has not been so for over three years, a Form 5 was filed jointly by Karen Prentice and Ed Litwak, disclosing these transfers.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Outside Directors are compensated with shares of Common
Stock: 12,000 shares as a "signing bonus" for the agreement top serve, and 1,000 shares for each month of service. Outside Directors also have their expenses in attending meetings reimbursed.

Compensation of Management

On January 2, 1998 we entered into a five year written Consulting
Agreement with Edward Litwak, who has served as our President/ CEO since December, 1998. Under that Agreement, he is to be paid $5,000 per month until the Company becomes a publicly trading company;
thereafter, he is to be paid at the rate of $10,000 per month.
Mr. Litwak has voluntarily deferred his monthly $5,000 salary until the Company begins generating revenue. For the year ended December 31, 2002, his compensation was $32,000.

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more:

Name & Principal                                              Other
Position                Year      Salary         Bonus        Compensation

Edward Litwak, CEO      2000        -0-           -0-               -0-
Edward Litwak, CEO      2001        -0-           -0-               -0-
Edward Litwak, CEO      2002       $32,000        -0-               -0-

Mr. Litwak has had a portion of his expenses reimbursed.

Compensation of Advisors

The members of our Advisory Board are compensated by the issuance of shares of our Common Stock, at the rate of 1,000 shares for each month of service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 14, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on April 17, 2003, there were 23,177,307 shares issued and outstanding of record.

Name And Address                      Shares of              Percentage
Of Beneficial Owners                  Common Stock           as
                                                             of 4/17/03(1)

Karen M. Prentice                     5,367,183(2)                23.16%
16 Winthrop Street
Milton, MA 02186

Edward E. Litwak                      5,467,193(2)                23.58%
12868 Via Latina
Del Mar, CA 92014

Donald P. Parson                           15,000                  .065%
230 Park Avenue
New York, NY 10169

Robert Stulman                            425,000                  1.83%
12868 Via Latina
Del Mar, CA 92014

All Executive Officers and
Directors as a group (3 persons)       5,907,193 (3)              26.63%

(1) Based upon 23, 177,307 shares issued and outstanding on April 17, 2003.

(2) The shares listed under Karen Prentice are also listed under Edward Litwak, as a duplicate entry. Karen Prentice is the daughter of Edward Litwak, our President, and Edward Litwak may have a beneficial interest in those shares. Karen gifted/transferred 200,000 shares on April 22, 2002 and 5,697 on November 19, 2002.
Those transfers were disclosed on a Form 5 filed contemporaneously with this report. Additionally, Karen privately transferred 70,000 shares on April 16, 2003, which transfer was disclosed on a Form 4.
(3) Michael Carroll served on the Board of Directors for part of 2002, but he no longer serves on the Board, having resigned in late 2002. His holdings of 14,000 shares are not included in this table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Litwak has advanced funds to the Company for working capital purposes.
No written or formal loan agreement exists between Mr. Litwak and the Company for advancement of those funds. Mr. Litwak has orally stated to the Board of Directors that he will not seek reimbursement until such time as the Company is generating sufficient cash flow, which will be determined by the Board of Directors. Once the Board deems that there is sufficient cash flow, the Company and Mr. Litwak will execute an agreement that will define the repayment terms. The net amount of the advances due Mr. Litwak at December 31, 2002 and 2001, respectively, were $184,955 and $193,799.

On June 10, 2002, we acquired Cineports.com, Inc. Cineports is engaged in the acquisition of distribution agreements with several foreign film libraries to sell films to homeowners, on a pay-per-view basis, via broadband. Currently, Cineports has distribution agreements with substantial European film libraries. Cineports is currently developing a secured delivery system.

In connection with the acquisition of Cineports, the Company issued to Cineport's shareholders a total of 4,789,582 shares of the Company's restricted common stock. The Company also agreed to issued to Cineport's shareholders 6,182,733 warrants, each giving the holder the right to purchase a share of the Company's common stock, within a two-year period after issuance, at an exercise price of $1.20 per share.

Contemporaneously with the closing of the merger, the president of Cineports.com, Inc., Jefferson D. Simmons, became president of Cavalcade and Arnold Lutzker, became Secretary. However, as of November of 2002, Messrs. Simmons and Lutzker have not been actively involved with the Company. We are presently considering a structured buy back of the stock issued in the merger with Cinneports.com, Inc., or a spin-off of that subsidiary. Robert Stulman has resumed his duties as Secretary, and Ed Litwak has resumed his position as President and is now also acting CFO. It is the intention of Management and the Board of Directors to address the matter before the end of the third quarter of 2003.

On August 13, 2002, we issued 14,000 shares to Michael Carroll for his service on our Advisory Board of Directors, and on November 11, 2002, we issued 50,000 to Robert Stulman for his service as Secretary of the Company.

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

There were three Current Reports filed during the year 2002 on Form 8-K. They were filed with the Securities and Exchange Commission on June2, 2002, June 14, 2002 and July 29, 2002 are hereby incorporated into this Annual Report by reference.

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

*3.7 Articles of Incorporation of Gemma Global, Inc., filed March 5,
     1998 in Nevada.

*3.8 Articles/Certificate of Merger (re-domestication) of Gemma
     Global, Inc. (Delaware) with and into Gemma Global, Inc. (Nevada) filed April 21, 1998.

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

*3.13 Articles of Amendment, filed December 17, 1999 in Nevada.

*3.14 Articles of Merger of Cavalcade of Sports Network, Inc. (New
      York) with and into Cavalcade of Sports Media, Inc. (Nevada), filed December 22, 1999 in Nevada.

*3.15 Certificate of Merger of Cavalcade of Sports Network, Inc. with and into Cavalcade of Sports Media, Inc., filed December 30, 1999 in New York.

*3.16 Bylaws of the Registrant.

**3.17 Articles of Incorporation of Sports Broadcasting Network, Inc., filed November 25, 2002.

*4.1 Subordinated Capital Note, Sample Copy

*4.2 Promissory Note

*10.1 Indemnification Agreement with Edward E. Litwak

*10.2 Indemnification Agreement with Nicolas Lagano, Jr.

*10.3 Indemnification Agreement with Carol Conners

*10.4 Indemnification Agreement with Michael Haynes

*10.5 Indemnification Agreement with Don Parson

*10.6 Indemnification Agreement with Dennis Murphy

*10.7 Indemnification Agreement with Edwin Ruh

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

*10.11 Gemma Global, Inc. Assignment of License Agreements to Global
       International, Inc.

*10.12 Consulting and Compensation Agreement with Robert Bubeck and
       Thomas O'Donnell

*10.13 License Agreement with Soccer Camps of America, Inc. and
       Cosmos Soccer Club, Inc.

*10.14 License Agreement with Sekani, Inc.

23.1   Consent of Certified Public Accountants

23.2   Consent of Certified Public Accountants

99.1  Certification Pursuant to Sabanes-Oxley

* Previously filed with Form 10-SB

** To be filed with the next regular report.

ITEM 14  CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by Cavalcade of Sports Media, Inc. in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of Cavalcade of Sports Media, Inc.'s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Cavalcade of Sports Media, Inc.'s periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALCADE OF SPORTS MEDIA, INC.



By /s/ Edward Litwak
      Edward Litwak, President/
      Acting CFO and Chairman of the Board of Directors


Date April 23, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Edward Litwak
        Edward Litwak, President/CEO

Date April 23, 2003


By   /s/ Donald Parsons
      Donald Parsons, Director

Date April 23, 2003


By   /s/ Robert Stulman
       Robert Stulman, Secretary

Date April 23, 2003