Form 10KSB/A
period 2002-12-31
CAVALCADE OF SPORTS MEDIA INC
filed 2003-05-13
CIK 1129284

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-KSB/A

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $690,804.56.


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

CAVALCADE OF SPORTS MEDIA, INC.

                      CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 UNDER
                         THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Ed Litwak, President, acting CFO, Treasurer and Chairman of the Board of Directors of Cavalcade of Sports Media, Inc., certify that:

1. I have reviewed this annual report on Form 10 KSB of Cavalcade of Sports Media, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 7, 2003                                      /s/ Ed Litwak
                                                 Ed Litwak,President,
                                                 Acting CFO,
                                                 Treasurer and
                                                 Chairman of the Board


May 7, 2003                                      /s/ Donald Parson
                                                 Donald Parson, Director


May 7, 2003                                     /s/ Robert Stulman
                                                Robert Stulman, Secretary