Form 10QSB
period 2003-03-31
CAVALCADE OF SPORTS MEDIA INC
filed 2003-05-20
CIK 1129284

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                         FORM 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                        ACT OF 1934

For the quarterly period ended March 31, 2003

                             Commission file number 000-31048

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

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 24,163,774 shares of its common stock outstanding as of May 16, 2003.

                                 Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                  March 31, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Losses:
                  Three Months Ended March 31, 2003 and 2002
                  For the Period July 29, 1997 (Date of Inception) through March 31, 2003

                  Condensed Consolidated Statements of Deficiency in Stockholders' Equity
                  For the period July 29, 1997 (Date of Inception) through March 31, 2003

                  Condensed Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2003 and 2002
                  For the Period July 29, 1997 (Date of Inception) through March 31, 2003

                  Notes to Unaudited Condensed Consolidated Financial I
                  Information:
                  March 31, 2003

         Item 2.  Plan of Operation

         Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            CAVALCADE OF SPORTS MEDIA, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)        (Audited)
                                             March 31, 2003  December 31, 2002

ASSETS

Current assets:
Cash and equivalents                        $          101  $          4,295

Property, plant and equipment:
Office furniture, net                                  925             1,010

Other assets:
Film library, at cost                              372,304           372,304
                          $                        373,330           377,609

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses              540,368           483,158
Other accrued liabilities                          380,000           380,000
Note payable                                       983,165           983,165
Advances from officers                             186,836           184,955
Other advances                                      45,000            45,000
Total current liabilities                        2,135,369         2,076,278

Commitments and contingencies                           -                  -

Deficiency in Stockholders' Equity:
Preferred stock, par value, $0.001 per
share; 10,000,000 shares authorized; none
issued and outstanding at March 31, 2003 and
December 31, 2002                                       -                  -
Common stock, par value, $0.001 per share;
100,000,000 shares authorized ; 21,930,514
and 18,741,014 shares issued at March 31,
2003 and December 31, 2002, respectively           21,931             18,741
Additional paid-in-capital                      6,610,910          6,258,574
Deficit accumulated during development stage   (8,394,880)        (7,975,984)
Total deficiency in stockholder's equity       (1,762,039)        (1,698,669)
                                                  373,330            377,609

See accompanying notes to the unaudited condensed consolidated financial information

                             CAVALCADE OF SPORTS MEDIA, INC
                              (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                          (Unaudited)

                                                              For the Period
                                                              July 29, 1997
                                Three Months Ended               (Date Of
                                  March 31                    Inception) to
                                2003          2002            March 31, 2003

Costs and Expenses:
Selling, general and
adminis                         366,063       351,069             7,101,649
Impairment Loss                       -             -                62,500
Depreciation and
amortization expense                 85        24,608               196,950
Total costs and expenses        366,148       375,677             7,361,099

Loss from operations           (366,148)     (375,677)           (7,361,099)
Other income (expenses)               -             -               114,758
Interest income (expenses)      (52,748)      (57,064)             (580,326)
                                (52,748)      (57,064)             (465,568)
Loss from continuing
operations, before income
taxes and discontinued
operations                     (418,896)     (432,741)           (7,826,667)
Income (taxes) benefit                -             -                     -
Loss from continuing
operations before
discontinued operations        (418,896)     (432,741)           (7,826,667)
Loss from discontinued
Operations                            -             -              (352,905)
Income (loss)
on disposal of
discontinued operations, net          -             -                78,974
Net loss                       (418,896)     (432,741)           (8,100,598)
Cumulative effect of
accounting change                     -             -              (294,282)
Net loss
applicable to
common shares                  (418,896)     (432,741)           (8,394,880)
Income (loss) per common
share (basic and assuming
dilution)                         (0.02)        (0.04)                (0.86)
Continuing operations             (0.02)        (0.04)                (0.83)
Discontinued operations               -             -                 (0.03)

Weighted average shares
outstanding                  20,778,570    11,548,194             9,722,774

See accompanying notes to the unaudited condensed consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC.
                           (A development stage company)
         CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2003


                                                                           Deficit
                                                                          Accumulated
                                                              Add'l         During
                       Preferred    Stock   Common   Stock    Paid In    Development   Treasury
                        Shares      Amount  Shares   Amount   Capital      Stage        Stock    Total
Shares issued at date
of inception (July 29,
1997) to founders in
exchange for
contribution of
organization costs
valued @ $.91 per
shares, as restated            -         -      12,657 $    12 $   11,541 $       -   $     -   $  11,553
Net Loss                       -         -           -       -          -         -         -           -
Balance at December 31
1997
as restated                    -         -      12,657      12     11,541         -         -      11,553
Shares issued January 1, 1998
in exchange for Gemma Global,
Inc., valued @ $.001 per
shares, as restated            -         -          10       -          -         -         -           -
Shares issued December 22,
1998 to consultants in
exchange for services valued
@ $.002 per shares             -         -   1,112,500    1,113       889         -         -       2,002
Shares issued December 22,
1998 to President in exchange
for debt valued @ $.002 per
shares                         -         -   8,333,333    8,333     6,667         -         -      15,000
Operating expenses incurred
by principal shareholder       -         -           -        -     8,925         -         -       8,925
Net Loss                       -         -           -        -         -   (212,773)       -    (212,773)
Balance at December 31 1998
                               -         -   9,458,500    9,458    28,022   (212,773)       -    (175,293)
Shares issued on April 13,
1999 for cash in connection
with private placement @
$1.00 per share                -         -       4,000        4     3,996          -        -       4,000
Shares issued on April 13,
1999 to consultants in
exchange for services valued
@ $1.00per share               -         -     180,000      180   179,820          -        -     180,000
Shares issued May 28, 1999 in
exchange for services valued
@ $.001 per share        855,000       855           -        -         -          -        -         855
Contribution of shares to
treasury on September 30,
1999 by principal shareholder
                               -         -   (2,821,440)      -     2,821          -   (2,821)          -
Shares issued on November 12,
1999 for cash in connection
with private placement @ $.10
per share                      -         -    1,000,000   1,000    99,000          -        -     100,000
Release of shares held in
treasury and acquisition of
Cavalcade of Sports Network,
Inc on December 16, 1999       -         -    2,821,440       -   279,323          -    2,821     282,144
Operating expenses incurred
by principal shareholder       -         -            -       -     6,000          -        -       6,000
Net Loss                       -         -            -       -         -    (438,045)      -    (438,045)
Balance at December 31, 1999
                         855,000       855   10,642,500  10,642   598,982    (650,818)      -     (40,339)
Shares issued in March 2000
in exchange for debt @ $1.25
per share                      -         -       61,798      62    77,185           -       -      77,247
Shares issued March 28, 2000
in exchange for services @
$1.25 per share                -         -        2,100       2     2,623           -       -       2,625
Shares issued April 27, 2000
in exchange for services @
$1.25 per share                -         -        7,500       8     9,367           -       -       9,375
Shares issued May 8, 2000 in
exchange for services @ $1.25
per share                      -         -       12,500      13    15,612           -       -      15,625
Shares issued May 17, 2000 in
exchange for services @ 1.25
per share                      -         -       25,000      25    31,225           -       -      31,250
Shares issued June 2000 in
exchange for debt @ $1.25 per
share                          -         -        4,000       4     4,996           -       -       5,000
Shares issued June 2000 in
exchange for services @ $1.25
per share                      -         -       17,666      18    22,065           -       -      22,083
Shares issued July 25, 2000
in exchange for debt @ $1.25
per share                      -         -        1,000       1     1,249           -       -       1,250
Shares issued August 2000, in
exchange for services @ $1.25
per share                      -         -       65,000      65    81,185           -       -      81,250
Conversion of preferred stock
on September 18, 2000
                        (855,000)     (855)           -       -         -           -       -        (855)
Shares issued October 13,
2000, in exchange for
services @ $1.25 per share
                               -         -        1,060       1     1,324           -       -       1,325
Shares issued October 30,
2000 in exchange for services
@ $1.25 per share              -         -       20,000      20    24,980           -       -      25,000
Shares issued November 9,
2000 in exchange for services
@ $1.25 per share              -         -        2,500       2     3,123           -       -       3,125
Shares issued December 1,
2000 in exchange for services
@ $1.25 per share              -         -         500        -       625           -       -         625
Operating expenses incurred
by principal shareholder
                               -         -           -        -     6,000           -       -       6,000
Net Loss                       -         -           -        -         -    (856,968)      -    (856,968)
Balance at December 31, 2000
                               -         -  10,863,124    10,863  880,541  (1,507,786)      -    (616,382)

Shares issued in January
2001, in exchange for
services @ $1.25 per share
                               -        -      200,000      200  249,800            -       -     250,000

Shares issued in April 2001,
in exchange for services @
$1.25 per share
                              -         -     120,000       120  149,880            -       -     150,000

Shares issued in April 2001,
in exchange for advances from
officers @ $1.25 per share
                             -          -     100,000       100  124,900            -       -     125,000

Shares issued in  August
2001, in exchange for
services @ $1.25 per share
                             -          -     75,000         75   93,675            -        -     93,750

Shares issued in  August
2001, in exchange for
services @ $1.25 per share
                             -          -     30,000         30   37,470            -        -     37,500

Fractional shares cancelled
in August, 2001              -          -       (152)         -        -            -        -          -

Shares canceled  in November
2001                         -          -    (20,000)      (20)  (24,980)           -        -    (25,000)

Shares issued in December
2001, in exchange for
services @ 1.25 per share
                             -          -     63,000        63    78,687            -        -     78,750

Operating expenses incurred
by principal shareholder
                             -          -          -         -     6,000            -        -      6,000

Net loss at December 31, 2001
                             -          -          -         -         -   (1,257,584)       - (1,257,584)

Balance at December 31, 2001
                             -          -  11,430,972    11,431 1,595,973  (2,765,370)       - (1,157,966)

Shares issued in January 2002, in
exchange for investment at $1.25
per share                    -          -      50,000        50    62,450           -        -     62,500

Shares issued in March 2002, in
exchange for services at $1.25 per
share                        -          -     250,000       250   312,250           -        -    312,500

Shares issued in June 2002, in
exchange for services at
approximately $1.25 per share
                             -          -     566,700       567   757,808           -        -    758,375

Shares issued in June 2002, in
exchange for debt at $1.25 per
share                        -          -      80,000        80    99,920           -        -    100,000

Shares issued in July 2002, in
exchange for services at
approximately $.3614 per share
                             -          -      21,500        22     7,749           -        -      7,770

Shares issued in July 2002, in
connection with acquisition of
Cineports.com, Inc. at
approximately $.25 per share
                             -          -   4,789,582    4,790  1,192,607           -        -  1,197,396

Shares issued in August 2002, in
exchange for services at
approximately $.3614 per share
                             -          -      64,000       64     23,065           -        -     23,129

Shares issued in September 2002,
in exchange for services at
approximately $.3614 per share
                             -          -     300,000      300    108,120           -        -    108,420

Shares issued in October 2002, in
exchange for services at
approximately $.3895 per share
                             -          -     120,000      120     46,620           -        -     46,740

Shares issued in October 2002 for
cash in connection with private
placement at $.2313 per share
                             -          -     540,540      541    124,459           -        -     125,000

Shares issued in October 2002, in
exchange for interest at
approximately $.3895 per share
                             -          -     15,200        15      5,905           -        -       5,920

Shares issued in November 2002, in
exchange for services at
approximately $.29 per share
                             -          -     50,000        50    14,450            -        -      14,500

Shares issued in November 2002 for
cash in connection with private
placement at $.34 per share
                             -          -     30,000        30    10,170            -        -       10,200

Shares issued in November 2002 for
cash in connection with private
placement at $.25 per share
                             -          -    120,000       120    29,880           -         -       30,000

Shares issued in November 2002, in
exchange for debt at $1.25 per
share                        -          -     26,000        26    32,474           -         -       32,500

Shares issued in November 2002, in
exchange for interest at $1.25 per
share                        -          -      6,520         7     8,143           -         -        8,150

Shares issued in December 2002, in
exchange for services at
approximately $.4085 per share
                             -          -    280,000       280   114,100           -         -      114,380

Warrants issued in connection with
acquisition of Cineports.com, Inc.
                             -          -          -         - 1,051,065           -         -    1,051,065

Options issued in exchange for
services rendered            -          -          -         -   661,365           -         -      661,365

Net loss                     -          -          -         -         -   (5,210,614)       -  (5,210,614)

Balance at December 31, 2002
                            -           -  18,741,014   18,741 6,258,574   (7,975,984)       -  (1,698,669)

Shares issued in January 2003 in
exchange for services at
approximately $.20 per share
                            -           -     420,000      420    83,580                            84,000

Shares issued in January 2003 in
exchange for services at
approximately $.15 per share
                            -           -     807,000      807    120,243                          121,050

Shares issued in January 2003 in
exchange for services at
approximately $.12 per share
                            -            -    462,000      462     54,978                           55,440

Shares issued in February 2003
in exchange for services at
approximately $.07 per share
                           -            -   1,100,500    1,101     75,935                           77,036

Shares issued in February 2003
for cash in connection with
private placement at $.04 per
share                     -             -    200,000       200      7,800                            8,000

Shares issued in February 2003
in exchange for services at
approximately $.05 per share
                         -              -    200,000       200      9,800                           10,000

Net loss                 -              -          -         -          -      (418,896)          (418,896)

Balance at March 31, 2003
                        -               - 21,930,514    21,931  6,610,910    (8,394,880)      - (1,762,039)


See accompanying notes to the unaudited condensed consolidated financial information

                             CAVALCADE OF SPORTS MEDIA, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                           For the Period
                                                           July 29, 1997
                                   Three Months Ended         (Date Of
                                        March 31            Inception) to
                                  2003          2002        March 31, 2003

Cash flows from operating
activities:
Net loss for the period from
continuing operations            (418,896)   (432,741)          (8,120,949)
Loss from discontinued
operations                              -           -             (352,905)
Disposal of business segment,
net                                     -           -               78,974
Adjustments to reconcile net
losses  to net cash provided by
(used in) operating activities:
Cumulative effect of accounting
change                                 -            -              294,282
Depreciation and amortization         85       24,608              196,950
Organization and acquisition
costs expensed                         -            -               11,553
Common stock issued in exchange
for services                     347,526      312,500            2,704,178
Common stock issued in
connection with acquisition of
Cineports                              -            -            1,197,396
Common stock issued in exchange
for debt                               -            -              233,498
Common stock issued in exchange
for interest                           -            -               14,070
Preferred stock issued in
exchange for services                  -            -                  855
Conversion of preferred stock          -            -                 (855)
Stock options issued in
exchange for services rendered         -            -              661,365
Warrants issued in connection
with acquisition of Cineports          -            -            1,051,065
Write off of  acquired asset           -            -                5,000
Write off of  un-collectable
other receivable                       -            -               30,000
Debt forgiveness from creditors        -            -             (139,992)
Write off of capitalized
production costs                       -            -              150,273
Write off of other investment
previously paid with common
stock                                  -            -               62,500
Expenses paid by principal
shareholder                            -            -               26,925
Expenses paid by shareholders
in exchange for common stock           -            -               25,000
(Increase) decrease in:
Other receivable                       -            -              (30,000)
Increase (decrease)  in:
Accounts payable and accrued
expenses, net                     57,210       57,064              450,780
Net cash used in operating
activities                       (14,075)     (38,569)          (1,450,037)

Cash flows from investing
activities:
Acquisition of film library and
footage production costs               -            -             (183,080)
Acquisition of office furniture        -            -              (1,690)
Cash acquired in connection
with acquisition                       -            -              35,207
Net cash used in investing
Activities                             -            -            (149,563)

Cash flows from financing
activities:
Advances from officer, net of
repayments                         1,881       20,366             186,836
Other advances, net                    -            -              45,000
Proceeds from issuance of notes
payable                                -        6,250          1,115,665
Proceeds from issuance of
common stock                       8,000            -            252,200
Net cash provided by financing
activities                         9,881        26,616         1,599,701

Net increase (decrease)  in
cash and equivalents              (4,194)      (11,953)              101

Cash and cash equivalents at
the beginning of the period        4,295        15,459                 -

Cash and cash equivalents at
the end of the period                101         3,506               101

Supplemental Disclosures of
Cash Flow Information:
Cash paid during the period for
Interest                               -             -                 -
Cash paid during the period for
taxes                                  -             -                 -
Common Stock issued for
services                         347,527       312,500         2,704,179
Common Stock issued for
investment                             -        62,500                 -
Conversion of preferred stock          -             -              (855)
Preferred Stock issued in
exchange for services                  -             -               855
Contribution of shares to
treasury by principal
shareholder                            -             -            (2,821)
Common Stock issued in exchange
for debt                               -             -           233,498
Common stock issued in exchange
for interest                           -             -                 -
Stock options issued in
exchange for services rendered         -             -                 -
Warrants issued in exchange for
services rendered                      -             -                 -

Acquisition:
Assets acquired                        -             -             379,704
Goodwill                               -             -             490,467
Accumulated deficit                    -             -                   -
Liabilities assumed                    -             -            (588,027)
Common stock Issued                    -             -            (282,144)
Net cash paid for acquisition          -             -                   -
Liabilities disposed of in
disposition of business, net           -             -              79,374
Net cash received in
disposition of business                -             -                   -

See accompanying notes to the unaudited condensed consolidated financial information

                        CAVALCADE OF SPORTS MEDIA, INC.
                          (A Development stage company)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  MARCH 31, 2003
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2003, the Company has accumulated losses of $8,394,880.

The consolidated financial statements include the accounts of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc., and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2003.

New Accounting Pronouncements

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

NOTE B - CAPITAL STOCK

The Company has authorized 10,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2003, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2003 and December 31, 2002, the Company has 21,930,514 and 18,741,014 shares of common stock issued and outstanding, respectively.

In January 2003, the Company issued an aggregate of 1,689,000 shares of common stock to consultants for services in the amount of $260,490. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In February 2003, the Company issued an aggregate of 1,300,500 shares of common stock to consultants for services in the amount of $87,036. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 200,000 shares of common stock in exchange for $8,000 net of costs and fees.

NOTE C * Commitment and Contingencies

Litigation

The Company is in default under the terms of its Capital Note Agreements. In December 2002, two of the Company's capital noteholders filed a complaint against the Company in the Supreme Court of the State of New York, Nassau County. In March 2003, the Court granted summary judgment in favor of each noteholder in the amount of $35,774.16 plus interest at 18% per annum from September 4, 2002. As of December 31, 2002 and March 31, 2003, the Company Has recorded all unpaid principal amount of the capital notes and has accrued 18 % of interest on all principal amounts not paid in full by maturity dates. Therefore, no additional liabilities need to be recorded as a result of the judgment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. The Company intends to continue utilizing capital raised from the sale of Capital Notes and or equity. Our amended annual report (10-KSB) dated May 13, 2003 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. Several important factors could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Overview

Results of Operations

The Company is in the development stage and is seeking to acquire and market retired sporting footage and events, which have been transferred to digital or Beta- SP format, for delivery to viewers via satellite and cable transmission. The risks specifically discussed are not the only factors that could affect future performance and results. In addition, the discussion in this quarterly report concerning our business, our operations and us contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward- looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

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

Because of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from our inception. We believe we will begin earning revenues from operations during the fourth quarter of fiscal year 2003 as the Company transitions from a development stage company to an active growth and acquisition stage company.

Costs and Expenses

From our inception through March 31, 2003, we have not generated any revenues and incurred losses of $8,394,880. We have incurred losses of $418,896 for the quarter ended March 31, 2003, as compared with losses of $432,741 during the first quarter of 2002. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, product development costs and professional service fees.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2003 from actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Liquidity and Capital Resources

As of March 31, 2003, we had a working capital deficit of $2,135,268 as a result of our operating losses from our inception through March 31, 2003. This compares with a working capital deficit of $2,071,983 at December 31, 2002. We generated a cash flow deficit of $14,075 from operating activities during the first quarter ended March 31, 2003, partially offset by proceeds from officer loans of $1,881 and stock issuance of $8,000, net of costs and fees. Net cash declined by $4,194 during the three month period ending March 31, 2003.

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

By adjusting its operations and development to the level of capitalization, Management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditor's report on the Company's December 31, 2002 financial statements states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company intends to aggregate more than 10,000 hour of vintage sports programming by purchase or license, and presently owns approximately 7,500, with access to an additional 2,500 hours. This film library and footage will be necessary to support our mission to provide around the clock broadcasting. Costs associated with program acquisition and digitizing this footage are capitalized and this film library becomes the primary programming asset of the Company. The Company intends to acquire these film libraries on an opportune basis, as they become available, and to negotiate acceptable financing arrangements, which may be limited by its ability to raise sufficient capital resources.

Number of Employees

From our inception through the period ended March 31, 2003, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. The Company has entered into a Consulting Agreement with Ed Litwak, our President and Director, which is expected to be superseded by an Employment Agreement during the third quarter of 2003. Candidates have been identified for the other positions, but the Company presently has no obligation to enter into Employment Agreements with these candidates. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Cautionary Factors that May Affect Future Results

Our annual report (10-KSB) dated May 13, 2003 includes a detailed list of cautionary factors that may affect future results.
Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

Item 3. Controls and Procedures

(a) Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

In January of 2003, we issued 125,000 shares to an attorney for previously rendered legal services. This issuances is considered exempt by reason of
Section 4(2) of the Securities Act of 1933.

In February of 2003, we issued 200,000 shares to a single investor for proceeds of $8,000. This issuances is considered exempt by reason of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

No.                    Description

99.1 Certification of Ed Litwak Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K filed during the three months ended March 31, 2003.

None.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAVALCADE OF SPORTS MEDIA, INC.


Date: May 19, 2003                     By: /s/ Ed Litwak
                                       Ed Litwak
                                       President

                                   CERTIFICATION

I, Ed Litwak,  President, Chief Executive Officer, Chief
Financial Officer and Director of Cavalcade of Sports Media, Inc., certify that:

1. I have reviewed this quarterly report on Form 10 QSB of Cavalcade of Sports Media, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the
"Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated	May 19, 2003                     By: /s/ Ed Litwak
                                       Ed Litwak
                                       President, Chief Executive
                                       Officer, Chief Financial
                                       Officer and Director

                                   EXHIBIT 99.1

                               CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350,
                                AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cavalcade of Sports Media, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ed Litwak, President, Chief Executive Officer, Chief Financial Officer, and Director, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1)   The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ed Liwak
Ed Litwak
President, Chief Executive Officer, Chief Financial Officer, and
Director
May 19, 2003