Form 10QSB
period 2003-06-30
CAVALCADE OF SPORTS MEDIA INC
filed 2003-08-15
CIK 1129284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended June 30, 2003

                        Commission file number 000-31048

                         CAVALCADE OF SPORTS MEDIA, INC
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                          33-0766069
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                       12268 Via Latina Del Mar, CA 92914
                       ----------------------------------
                    (Address of principal executive offices)

                                 (858) 481-2207
                                 --------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 25,208,774 shares of its common stock outstanding as of June 30, 2003.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDING JUNE 30, 2003


                                Table of Contents


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets:
     June 30, 2003 and December 31, 2002

     Condensed Consolidated Statements of Losses:
     Three and Six Months Ended June 30, 2003 and 2002
     For the Period July 29, 1997 (Date of Inception) through June 30, 2003

     Condensed Consolidated Statements of Deficiency in Stockholders' Equity For the Period July 29, 1997 (Date of Inception) through June 30, 2003

     Condensed Consolidated Statements of Cash Flows:
     Six Months Ended June 30, 2003 and 2002
     For the Period July 29, 1997 (Date of Inception) through June 30, 2003

     Notes to Unaudited Condensed Consolidated Financial Information:
     June 30, 2003

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

   Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            CAVALCADE OF SPORTS MEDIA, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)        (Audited)
                                             June 30, 2003   December 31, 2002

ASSETS

Current assets:
Cash and equivalents                        $          140  $          4,295

Property, plant and equipment:
Office furniture, net                                  840             1,010

Other assets:
Film library, at cost                              372,304           372,304
                          $                        373,284           377,609

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses              389,828           483,158
Other accrued liabilities                          380,000           380,000
Note payable (NOTE C)                              194,665           983,165
Advances from officers                             189,323           184,955
Other advances                                      45,000            45,000
Total current liabilities                        1,198,816         2,076,278

Commitments and contingencies                           -                  -

Deficiency in Stockholders' Equity:
Preferred stock, par value, $0.001 per
share; 10,000,000 shares authorized; none
issued and outstanding at March 31, 2003 and
December 31, 2002                                       -                  -
Common stock, par value, $0.001 per share;
100,000,000 shares authorized ; 21,930,514
and 18,741,014 shares issued at March 31,
2003 and December 31, 2002, respectively           25,609             18,741
Additional paid-in-capital                      7,663,911          6,258,574
Deficit accumulated during development stage   (8,515,052)        (7,975,984)
Total deficiency in stockholder's equity         (825,532)        (1,698,669)
                                                  373,284            377,609

See accompanying notes to the unaudited condensed consolidated financial Information



                         CAVALCADE OF SPORTS MEDIA, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)
                                                                                                           For the Period July
                                      Three Months Ended June 30,       Six Months Ended June 30,     29, 1997 (Date of Inception)
                                            2003          2002                 2003        2002               through June 30, 2003
                                          --------      --------             -------     -------             ----------------------

Costs and Expenses:
Selling, general and administrative       $ 93,331   $ 746,862              $ 459,394   $ 1,122,454               $ 7,194,980
Impairment Loss                               -           -                      -             -                       62,500
Depreciation and amortization expense           85          85                    170           170                   197,035
                                          ---------   ---------              ---------   -----------               ------------
Total costs and expenses                    93,416     746,947                459,564     1,122,624                 7,454,515
                                          ---------   ---------              ---------   -----------               ------------

Loss from operations                       (93,416)   (746,947)              (459,564)   (1,122,624)               (7,454,515)
                                          --------   ---------              ---------   -----------               ------------

Other income (expenses)                       -           -                      -                                    114,758
Interest income (expenses)                 (26,756)    (56,219)               (79,504)     (113,283)                 (607,082)
                                          ---------   ---------              ---------   -----------               ------------
                                           (26,756)    (56,219)               (79,504)     (113,283)                 (492,324)
                                          ---------   ---------              ---------   -----------               ------------

Loss from continuing operations, before
income taxes and discontinued operations  (120,172)   (803,166)              (539,068)   (1,235,907)               (7,946,839)
                                          ---------   ---------              ---------   -----------               ------------
Income (taxes) benefit                        -           -                      -              -                        -

Loss from continuing operations,
before discontinued operations            (120,172)   (803,166)              (539,068)   (1,235,907)               (7,946,839)
                                          ---------   ---------              ---------   -----------               ------------
Loss from discontinued operations             -           -                      -              -                    (352,905)

Income (loss) on disposal of
discontinued operations, net                  -           -                      -              -                      78,974
                                          ---------   ---------              ---------   -----------               ------------

Net loss                                 $(120,172) $ (803,166)            $ (539,068) $ (1,235,907)             $ (8,220,770)
                                          ---------   ---------              ---------   -----------               ------------

Cumulative effect of accounting
change (Note D)                               -       (294,282)                    -       (294,282)                 (294,282)
                                          ---------   ---------              ---------    ------------             -------------
Net loss applicable to common shares     $(120,172) (1,097,448)            $ (539,068)  $(1,530,189)               (8,515,052)
                                          ---------   ---------              ---------   -----------               ------------

Income (loss) per common share
(basic and assuming dilution)              $ (0.00)    $ (0.09)               $ (0.02)      $ (0.13)                  $ (0.83)
                                          ---------    ---------             ---------    -----------               ------------
Continuing operations                      $ (0.00)    $ (0.09)               $ (0.02)      $ (0.13)                  $ (0.79)
                                          ---------   ---------              ---------   -----------               ------------
Discontinued operations                    $ -          $ -                     $ -            $ -                      (0.03)

Weighted average shares outstanding     24,402,251  11,913,943             22,600,420    11,732,079                10,388,361


See accompanying notes to the unaudited condensed consolidated financial information






                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                  Preferred     Stock     Common     Stock     Additional    Deficit      Treasury    Total
                                    Shares      Amount    Shares     Amount     Paid in    Accum During   Stock
                                                                                Capital    Develop Stage
                                  ---------     ------    ------     ------     -------    ------------   --------    -------

Shares issued at date of
inception (July 29, 1997) to
founders in exchange for
contribution of organization
costs valued @ $.91 per shares,
as restated                            -        $ -       12,657        $ 12   $ 11,541       $ -         $ -       $ 11,553
Net Loss                               -          -         -            -         -            -           -           -
                                    _______     _____  _________      ______     ______      __________   ______  ___________
Balance at December 31, 1997
as restated                            -          -       12,657          12     11,541         -           -         11,553
Shares issued January 1, 1998
in exchange for Gemma Global,Inc.,
valued @ $.001 per shares, as
restated                               -          -           10       -           -            -           -           -
Shares issued December 22, 1998
to consultants in exchange for
services valued @ $.002 per shares     -          -    1,112,500       1,113        889         -           -          2,002
Shares issued December 22, 1998
to President in exchange for debt
valued @ $.002 per shares              -          -    8,333,333       8,333      6,667         -           -         15,000
Operating expenses incurred by
principal shareholder                  -                    -           -         8,925         -           -          8,925
Net Loss                               -          -         -           -          -          (212,773)     -       (212,773)
                                    _______     _____  _________      ______     ______      __________   ______  ___________
BALANCE AT DECEMBER 31, 1998           -        $ -    9,458,500      $9,458     28,022      $(212,773)     -     $ (175,293)
                                    =======     =====  =========      ======     ======      ==========   ======  ===========
Shares issued on April 13, 1999
for cash in connection with
private placement @ $1.00
per share                              -          -        4,000           4      3,996           -         -          4,000
Shares issued on April 13, 1999
to consultants in exchange for
services valued @ $1.00per share       -          -      180,000         180    179,820           -         -        180,000
Shares issued May 28, 1999 in
exchange for services
valued @$.001 per share             855,000     855         -            -        -               -         -            855
Contribution of shares to treasury
on September 30, 1999 by principal
shareholder                            -          -   (2,821,440)        -        2,821           -       (2,821)       -
Shares issued on November 12, 1999
for cash in connection with private
placement @ $.10 per share             -          -    1,000,000       1,000     99,000           -         -        100,000
Release of shares held in treasury
and acquisition of Cavalcade of
Sports Network, Inc on
December 16, 1999                      -          -    2,821,440        -       279,323           -       2,821      282,144
Operating expenses incurred by
principal shareholder                  -          -         -           -         6,000           -        -           6,000
Net Loss                               -          -         -           -          -          (438,045)     -        (212,773)
                                    _______     _____  _________      ______     ______      __________   ______  ___________
BALANCE AT DECEMBER 31, 1999        855,000     $ 855  10,642,500     $10,642    598,982    $ (650,818)     -      $  (40,339)
                                    =======     =====  =========      ======     =======     ==========   ======  ===========

     See accompanying notes to the unaudited condensed consolidated financial information






                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                  Preferred     Stock     Common     Stock     Additional    Deficit      Treasury    Total
                                    Shares      Amount    Shares     Amount     Paid in    Accum During   Stock
                                                                                Capital    Develop Stage
                                  ---------     ------    ------     ------     -------    ------------   --------    -------

BALANCE                             855,000     $ 855  10,642,500    $10,642     598,982    $ (650,818)     -     $ (140,339)
Shares issued in March 2000
in exchange for debt @ $1.25
per share                              -           -       61,798         62      77,185          -          -        77,247
Shares issued March 28, 2000
in exchange for services @
$1.25 per share                        -           -        2,100          2       2,623          -          -         2,625
Shares issued April 27, 2000
in exchange for services @
$1.25 per share                        -           -        7,500          8       9,367          -          -         9,375
Shares issued May 8, 2000 in
exchange for services @
$1.25 per share                        -           -       12,500         13      15,612          -          -        15,625
Shares issued May 17, 2000 in
exchange for services @
1.25 per share                         -           -       25,000         25      31,225          -          -        31,250
Shares issued June 2000 in
exchange for debt @
$1.25 per share                        -           -        4,000          4       4,996          -          -         5,000
Shares issued June 2000 in
exchange for services @
$1.25 per share                        -           -       17,666         18      22,065          -          -        22,083
Shares issued July 25, 2000
in exchange for debt @
$1.25 per share                        -           -        1,000          1       1,249          -          -         1,250
Shares issued August 2000, in
exchange for services @
$1.25 per share                        -           -       65,000         65      81,185          -          -        81,250
Conversion of preferred stock
on September 18, 2000              (855,000)     (855)       -            -         -             -          -          (855)
Shares issued October 13, 2000,
in exchange for services @
$1.25 per share                        -           -        1,060          1       1,324          -          -         1,325
Shares issued October 30, 2000
in exchange for services @
$1.25 per share                        -           -       20,000         20      24,980          -          -        25,000
Shares issued November 9, 2000
in exchange for services @
$1.25 per share                        -           -        2,500          2       3,123          -          -         3,125
Shares issued December 1, 2000
in exchange for services @
$1.25 per share                        -           -          500          -         625          -          -           625
Operating expenses incurred by
principal shareholder                  -          -         -           -          6,000           -        -          6,000
Net Loss                               -          -         -           -          -          (856,968)     -       (856,968)
                                    _______     _____  _________      ______     ______      __________   ______  ___________
BALANCE AT DECEMBER 31, 2000           -       $  -    10,863,125     $10,863    880,541    $(1,507,786)     -    $ (616,382)
                                    =======     =====  =========      ======     =======     ==========   ======  ===========

     See accompanying notes to the unaudited condensed consolidated financial information





                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                  Preferred     Stock     Common     Stock     Additional    Deficit      Treasury    Total
                                    Shares      Amount    Shares     Amount     Paid in    Accum During   Stock
                                                                                Capital    Develop Stage
                                  ---------     ------    ------     ------     -------    ------------   --------    -------
BALANCE FORWARD                        -       $  -    10,863,125    $10,863     880,541    $(1,507,786)     -    $ (616,382)
Shares issued in
January 2001, in exchange
for services @ $1.25 per share         -          -       200,000        200     249,800           -         -       250,000
Shares issued in April 2001,
in exchange for services @
$1.25 per share                        -          -       120,000        120     149,880           -         -       150,000
Shares issued in April 2001,
in exchange for advances from
officers @ $1.25 per share             -          -       100,000        100     124,900           -         -       125,000
Shares issued in August 2001,
in exchange for services @
$1.25 per share                        -          -        75,000         75      93,675           -         -        93,750
Shares issued in August 2001,
in exchange for services @
$1.25 per share                        -          -        30,000         30      37,470           -          -       37,500
Fractional shares cancelled in
August, 2001                           -          -          (152)       -          -              -          -         -
Shares canceled in November 2001       -          -       (20,000)       (20)    (24,980)          -          -      (25,000)
Shares issued in December 2001,
in exchange for services @
1.25 per share                         -          -        63,000         63      78,687           -          -       78,750
Operating expenses incurred by
principal shareholder                  -          -         -           -          6,000           -        -          6,000
Net Loss                               -          -         -           -          -         (1,257,584)     -     (1,257,584)
                                    _______     _____  _________      ______     ______      __________   ______  ___________
BALANCE AT DECEMBER 31, 2001           -       $  -    11,430,972     $11,431   1,595,973   $(2,765,370)     -    $(1,157,966)
                                    =======     =====  =========      ======     =======     ==========   ======  ===========


     See accompanying notes to the unaudited condensed consolidated financial information






                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                  Preferred     Stock     Common     Stock     Additional    Deficit      Treasury    Total
                                    Shares      Amount    Shares     Amount     Paid in    Accum During   Stock
                                                                                Capital    Develop Stage
                                  ---------     ------    ------     ------     -------    ------------   --------    -------
BALANCE FORWARD                        -       $  -    11,430,972    $11,431    1,595,972  $(2,765,370)      -  $ (1,157,966)
Shares issued in January 2002,
in exchange for investment at
$1.25 per share                        -          -        50,000         50       62,450          -         -        62,500
Shares issued in March 2002, in
exchange for services at
$1.25 per share                        -          -       250,000        250      312,250          -         -       312,500
Shares issued in June 2002, in
exchange for services at
approximately $1.25 per share          -          -       566,700        567      757,808          -         -       758,375
Shares issued in June 2002,
in exchange for debt at
$1.25 per share                        -          -        80,000         80       99,920          -         -       100,000
Shares issued in July 2002,
in exchange for services at
approximately $.3614 per share         -          -        21,500         22        7,749          -         -         7,770
Shares issued in July 2002, in
connection with acquisition of
Cineports.com, Inc. at
approximately $.25 per share           -          -     4,789,582      4,790    1,192,607          -         -     1,197,396
Shares issued in August 2002, in
exchange for services at
approximately $.3614 per share         -          -        64,000         64       23,065          -         -        23,129
Shares issued in September 2002,
in exchange for services at
approximately $.3614 per share         -          -       300,000        300      108,120          -         -       108,420
Shares issued in October 2002,
in exchange for services at
approximately $.3895 per share         -          -       120,000        120       46,620          -         -        46,740
Shares issued in October 2002
for cash in connection with private
placement at $.2313 per share          -          -       540,540        541      124,459          -         -       125,000
Shares issued in October 2002,
in exchange for interest at
approximately $.3895 per share         -          -        15,200         15        5,905          -         -         5,920
Shares issued in November 2002,
in exchange for services at
approximately $.29 per share           -          -        50,000         50       14,450          -         -        14,500
Shares issued in November 2002
for cash in connection with private
placement at $.34 per share            -          -        30,000         30       10,170          -         -        10,200
Shares issued in November 2002
for cash in connection with
private placement at $.25 per share    -          -       120,000        120       29,880          -         -        30,000
Shares issued in November 2002,
in exchange for debt at
$1.25 per share                        -          -        26,000         26       32,474         -          -        32,500
Shares issued in November 2002,
in exchange for interest at
$1.25 per share                        -          -         6,520          7        8,143         -          -         8,150
Shares issued in December 2002,
in exchange for services at
approximately $.4085 per share         -          -       280,000        280      114,100         -          -       114,380
Warrants issued in connection
with acquisition of
Cineports.com, Inc.                    -          -          -           -      1,051,065         -          -     1,051,065
Options issued in exchange for
services rendered                      -          -         -           -         661,365         -          -       661,365
Net Loss                               -          -         -           -          -         (5,210,614)     -     (5,210,614)
                                    _______     _____  _________      ______     ______      __________   ______  ___________
BALANCE AT DECEMBER 31, 2002           -       $  -    18,741,014     $18,741   6,258,574   $(7,975,984)     -    $(1,698,669)
                                    =======     =====  =========      ======     =======     ==========   ======  ===========





                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                  Preferred     Stock     Common     Stock     Additional    Deficit      Treasury    Total
                                    Shares      Amount    Shares     Amount     Paid in    Accum During   Stock
                                                                                Capital    Develop Stage
                                  ---------     ------    ------     ------     -------    ------------   --------    -------
BALANCE FORWARD                        -       $  -    18,741,014    $18,741    6,258,574  $(7,975,984)     -   $ (1,698,669)
Shares issued in January 2003
in exchange for services at
approximately $.20 per share           -          -       420,000        420       83,580         -         -         84,000
Shares issued in January 2003
in exchange for services at
approximately $.15 per share           -          -       807,000        807      120,243         -         -        121,050
Shares issued in January 2003 in
exchange for services at
approximately $.12 per share           -          -       462,000        462       54,978         -         -         55,440
Shares  issued  in  February 2003
in exchange for services
at approximately $.07 per share        -          -     1,100,500      1,101       75,935         -         -         77,036
Shares issued in February 2003
for cash in connection with
private placement at
$.04 per share                         -          -       200,000        200        7,800         -         -          8,000
Shares issued in February 2003
in exchange for services at
approximately $.05 per share           -          -       200,000        200        9,800         -         -         10,000
Shares issued in April 2003 in
exchange for services at
approximately $.03 per share           -          -       420,000        420       12,180         -         -         12,600
Shares issued in April 2003
in exchange for expenses paid
by shareholders at
approximately $.03 per share           -          -       666,667        667       19,333         -         -         20,000
Shares issued in April 2003 in
exchange for conversion of capital
notes at $1.25 per share               -          -       688,804        689      860,316         -         -        861,005
Shares issued in April 2003 for
cash in connection with private
placement at $.04 per share            -          -       130,000        130        4,870         -         -          5,000
Shares issued in May 2003 in
Exchange for conversion of capital
notes at $1.25 per share               -          -        77,739         77       97,097         -         -         97,174
Shares issued in May 2003 in
exchange for services at
approximately $.05 per share           -          -       530,000        530       25,370         -         -         25,900
Shares issued in May 2003 for
cash in connection with private
placement at $.03 per share            -          -       500,000        500       14,500         -         -         15,000
Shares issued in May 2003 in
exchange for expenses paid
by shareholders at
approximately $.03 per share           -          -       665,000        665       19,335         -         -         20,000
Net Loss                               -          -         -           -          -           (539,068)     -      (539,068)
                                    _______     _____  _________      ______     ______      __________   ______  ___________
BALANCE AT DECEMBER 31, 2003           -       $  -    25,608,724     $25,609   7,663,911   $(8,515,052)     -    $ (825,532)
                                    =======     =====  =========      ======     =======     ==========   ======  ===========

See accompanying notes to the unaudited condensed consolidated financial informatioN





                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                            For the Period July 29,
                                                                           1997(Date of Inception) to
                                          Six Months Ended June 30,              June 30, 2003
                                               2003           2002

Cash flows from operating activities:
Net loss for the period from continuing
operations                                $ (539,068)    $ (1,530,189)         $ (8,241,121)
Loss from discontinued operations               -                -                 (352,905)
Disposal of business segment, net               -                -                   78,974
Adjustments to reconcile net losses to
net cash provided by (used in)
operating activities:
Cumulative effect of accounting change          -             294,282               294,282
Depreciation and amortization                    170              170               197,035
Organization and acquisition costs expensed     -                -                   11,553
Common stock issued in exchange for
services (Note B)                            386,026        1,020,875             2,742,678
Common stock issued in connection
with acquisition of Cineports                   -                -                1,197,396
Common stock issued in exchange
for debt                                        -                -                  233,498
Common stock issued in exchange for
interest (Note B and C)                      169,679             -                  183,749
Preferred stock issued in exchange
for services                                    -                -                      855
Conversion of preferred stock                   -                -                     (855)
Stock options issued in exchange
for services rendered                           -                -                  661,365
Warrants issued in connection
with acquisition of Cineports                   -                -                1,051,065
Write off of acquired asset                     -                -                    5,000
Write off of un-collectable other
receivable                                      -                -                   30,000
Debt forgiveness from creditors                 -                -                 (139,992)
Write off of capitalized
production costs                                -                -                  150,273
Write off of other investment
previously paid with common
stock (Note B)                                  -                -                   62,500
Expenses paid by principal
shareholder                                     -                -                   26,925
Expenses paid by shareholders in
exchange for common stock                     40,000             -                   65,000
(Increase) decrease in other receivable         -                -                  (30,000)
Increase (decrease) in accounts payable
and accrued expenses, net                    (93,330)         105,088               300,240
                                            ----------       ---------             ---------
Net cash used in operating activities        (36,523)        (109,774)           (1,472,485)

Cash flows from investing activities:
Acquisition of film library and footage
production costs                                -                -                 (183,080)
Acquisition of office furniture                 -                -                   (1,690)
Cash acquired in connection with acquisition    -                -                   35,207
                                            ----------       ---------             ---------
Net cash used in investing activities           -                -                 (149,563)

Cash flows from financing activities:
Advances from officer, net of repayments       4,368           13,567               189,323
Other advances, net                             -                -                   45,000
Proceeds from issuance of
notes payable                                   -              31,250             1,115,665
Proceeds from issuance of
common stock (Note B)                         28,000           50,000               272,200
                                            ----------       ---------             ---------
Net cash provided by financing activities     32,368           94,817             1,622,188

Net increase (decrease) in cash and
equivalents                                   (4,155)         (14,957)                  140
Cash and cash equivalents at the
beginning of the period                        4,295           15,459                  -
Cash and cash equivalents at the end
of the period                                $   140          $   502               $   140

     See accompanying notes to the unaudited condensed consolidated financial information




                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the Period July 29,
                                                                           1997(Date of Inception) to
                                          Six Months Ended June 30,              June 30, 2003
                                               2003           2002


Supplemental Disclosures of
Cash Flow Information:
Cash paid during the period for interest      $ -              $ -                   $ -
Cash paid during the period for taxes           -                -                     -
Common Stock issued for services             386,026        1,020,875             2,742,678
Common Stock issued in connection with
acquisition of Cineports                        -                -                1,197,396
Conversion of preferred stock                   -                -                     (855)
Preferred Stock issued in exchange
for services                                    -                -                      855
Contribution of shares to treasury by
principal shareholder                           -                -                   (2,821)
Common Stock issued in exchange for debt        -                -                  233,498
Common stock issued in exchange
for interest                                 169,679             -                  183,749
Stock options issued in exchange
for services rendered                           -                -                  661,365
Warrants issued in connection with
acquisition of Cineports                        -                -                1,051,065
Acquisition:
Assets acquired                                 -                -                  379,704
Goodwill                                        -                -                  490,467
Accumulated deficit                             -                -                     -
Liabilities assumed                             -                -                 (588,027)
Common stock Issued                             -                -                 (282,144)
Net cash paid for acquisition                 $ -              $ -                   $ -
                                            ===========       =========            =========
Liabilities disposed of in disposition
of business, net                              $ -              $ -                 $ 79,374
Net cash received in disposition of business  $ -              $ -                   $ -
                                            ===========       =========            =========

     See accompanying notes to the unaudited condensed consolidated financial information




                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
--------------------------------------

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $8,515,052.

The consolidated financial statements include the accounts of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc., and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
--------------------------
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended June 30, 2003. The Company has no awards of stock-based employee compensation issued and outstanding at June 30, 2003.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2003, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2003 and December 31, 2002, the Company has 25,608,724 and 18,741,014 shares of common stock issued and outstanding, respectively.

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

In April 2003, the Company issued an aggregate of 420,000 shares of common stock to consultants for services in the amount of $12,600. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 130,000 shares of common stock in exchange for $5,000 net of costs and fees. The Company also issued an aggregate of 666,667 shares of common stock to shareholders in exchange for operating expenses of $20,000 previously paid by the shareholders.

In May 2003, the Company issued an aggregate of 530,000 shares of common stock to consultants for services in the amount of $25,900. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 500,000 shares of common stock in exchange for $15,000 net of costs and fees. The Company also issued an aggregate of 665,000 shares of common stock to shareholders in exchange for operating expenses of $20,000 previously paid by the shareholders.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

During April and May 2003, the Company issued an aggregate of 766,543 shares of common stock at $1.25 per share to its capital note holders in exchange for conversion of $788,500 of capital notes and $169,679 of accrued interest (see Note C).

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2003 and December 31, 2002 are as follows:



                                                                     June 30, 3003        December 31, 2002
                                                                     -------------        -----------------
12% convertible subordinated payable, unsecured and due
December 31, 2000; Noteholder has the option to convert
unpaid note principal together with accrued and unpaid
interest to the Company's common stock thirty (30) days
following the effectiveness of the registration of the
Company's common stock under the Securities Act of 1933 at
a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid
interest, are not converted, or paid in full by
December 31, 2000, then interest accrues at 18% per annum
until paid in full. The Company is in default under the terms
of the Note Agreements.                                                $ 11,000             $ 457,000


12 % convertible subordinated payable, unsecured and due
December 31, 2001; Noteholder has the option to convert
unpaid note principal together with accrued and unpaid
interest to the Company's common stock thirty (30) days
following the effectiveness of the registration of the
Company's common stock under the Securities Act of 1933 at
a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid
interest, are not converted, or paid in full by
December 31, 2001, then interest accrues at 18% per annum
until paid in full. The Company is in default under the terms
of the Note Agreements.                                                    -                  342,500


12 % convertible subordinated payable, unsecured and due
December 31, 2002; Noteholder has the option to convert
unpaid note principal together with accrued and unpaid
interest to the Company's common stock thirty (30) days
following the effectiveness of the registration of the
Company's common stock under the Securities Act of 1933 at
a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid
interest, are not converted, or paid in full by
December 31, 2002, then interest accrues at 18% per annum
until paid in full. The Company is in default under the terms
of the Note Agreements.                                                  31,250                31,250

Note payable on demand to accredited investor; interest
payable monthly at 18% per annum; unsecured; guaranteed by
the Company's President                                                  52,415                52,415

Note payable on demand to accredited investor; interest
payable monthly at 18% per annum; unsecured; guaranteed
by the Company's President                                              100,000               100,000
                                                                        -------               -------
                                                                        194,665               983,165
                           Less: current portion                       (194,665)             (983,165)
                                                                       ---------              -------
                                                                    $      -               $     -
                                                                    =============          ============


During April and May 2003, the Company issued an aggregate of 766,543 shares of common stock at $1.25 per share to its capital note holders in exchange for conversion of $788,500 of capital notes and $169,679 of accrued interest. As of June 30, 2003, accrued interest remained unpaid approximately $240,000. The Company plans to issue additional shares of common stock in the third quarter of 2003 to its Capital Note holders to fully repay the Capital Notes and all unpaid accrued interest in connection with the notes.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

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

Upon adoption of SFAS 142 in the second quarter of 2002, the Company recorded a one-time, non-cash charge of approximately $294,282 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share as SFAS 142 been in effect for the quarter and first six months ended June 30, 2002:


                             For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                     2003              2002                    2003              2002
Net Loss                       $  (120,172)       $ (1,097,448)           $ (539,068)     $  (1,530,189)
Adjustments:
Amortization of goodwill              -                   -                     -                  -
Impairment of goodwill                -                294,282                  -               294,282
Adjusted net (loss)            $  (120,172)      $    (803,166)           $ (539,068)     $  (1,235,907)
Shares used to compute
basic and diluted net
loss per common share           24,402,251          11,913,943            22,600,420         11,732,079

Adjusted basic and
diluted net loss per
share                              $ (0.00)            $ (0.07)              $ (0.02)          $ (0.11)

Reported basic and diluted net
loss per common share              $ (0.00)            $ (0.09)             $ (0.02)           $ (0.13)




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

Costs and Expenses
------------------

From our inception through June 30, 2003, we have not generated any revenues. We have incurred losses of $120,172 during this period, as compared with losses of $803,166 during the second quarter of 2003 (before cumulative effect of change in accounting). These losses stem from expenses associated principally with equity-based compensation to employees and consultants, product development costs and professional service fees.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, we had a working capital deficit of $1,198,676. As a result of our operating losses from our inception through June 30, 2003, we generated a cash flow deficit of $1,472,485 from operating activities.Cash flows used in investing activities was $ 149,563 during the period July 29, 1997 (date of Company's inception) through June 30, 2003. We met our cash requirements during this period through the private placement of $ 272,200 of common stock, $ 1,115,665 from the issuance of convertible notes (net of repayments and costs), and $ 234,323 from advnaces from the Company's prinicpal shareholders and others.

THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN THE COMPANY'S DECEMBER 31, 2002 FORM 10-KSB, THAT THE COMPANY HAS INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT THE COMPANY IS DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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


Acquisition of Plant and Equipment and Other Assets (Film Library)
------------------------------------------------------------------

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

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


Number of Employees
-------------------

From our inception through the period ended June 30, 2003, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. The Company has entered into a Consulting Agreement with Ed Litwak, our President and Director, which is expected to be superseded by an Employment Agreement during the fourth quarter of 2003. Candidates have been identified for the other positions, but the Company presently has no obligation to enter into Employment Agreements with these candidates. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Item 3. Controls and Procedures

Based on the evaluation by Mr. Litwak, President and Chief Financial Officer of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Litwak concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.


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


Item 2. Changes in Securities

     During the month of April, 2003, the Company issued 130,000 shares to an individual in exchange for a $5,000 loan. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933. On April 14, 2003, we issued 666,667 shares to an individual in exchange for financial and advisory services. This issuance was also considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

     On May 20, 2003, we issued 665,000 shares of our Common Stock to three shareholders in exchange for their cash contribution to the Company's operating expenses. These issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

     On June 3, 2003, we issued 100,000 shares to an individual in exchange for a $5,000 loan. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.


Item 3. Defaults Upon Senior Securities

     NONE

Item 4. Submission of Matters to a Vote of Security Holders

     NONE

Item 5. Other Information

     NONE

Item 6. Exhibits and Reports on Form 8-K

     Exhibit 31:     Certification pursuant to Sarbanes-Oxley, Section 302
     Exhibit 32:     Certification pursuant to Sarbanes-Oxley, Section 906

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CAVALCADE OF SPORTS MEDIA, INC.


Date: August 13, 2003

By: /s/ Ed Litwak
Ed Litwak, President