Form 10QSB
period 2003-09-30
CAVALCADE OF SPORTS MEDIA INC
filed 2003-11-20
CIK 1129284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                        Commission file number 000-31048

                         Cavalcade of Sports Media, Inc
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Nevada 33-0766069
--------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization) (IRS Employer
                              Identification No.)

                       12268 Via Latina Del Mar, CA 92914
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 481-2207
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The Registrant had 21,731,755 shares of its common stock outstanding as of November 3, 2003. This total includes the 18,000,000 shares issued to the Pacificap Entertainment, Inc., the Company's wholly owned subsidiary. Upon receipt of filed documents from the Secretary of State of California, the merger will be effective, and the Company will file an 8-K disclosing the merger of the subsidiary with and into the parent..

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A Development Stage Company)

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2003


                                Table of Contents


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets: September 30, 2003 and December 31, 2002

               Condensed Consolidated Statements of Losses: Three and Nine Months Ended September 30, 2003 and 2002 For the Period July 29, 1997 (Date of Inception) through September 30, 2003

               Condensed Consolidated Statements of Deficiency in Stockholders' Equity For the period July 29, 1997 (Date of Inception) through September 30, 2003

               Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2003 and 2002 For the Period July 29, 1997 (Date of Inception) through September 30, 2003

               Notes to Unaudited Condensed Consolidated Financial Information:
               September 30, 2003

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)


                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)                  (Audited)
                                                        September 30, 2003            December 31, 2002
                                                         ----------------             ----------------
ASSETS
Current assets:
Cash and cash equivalents                                 $           210             $         4,295
                                                          ----------------            ----------------

Property, plant and equipment:

Office furniture, net                                                  755                      1,010
                                                          -----------------           ----------------

Other assets:

Film library, at cost                                              372,304                    372,304
                                                          -----------------           ----------------

                                                          $        373,269            $       377,609
                                                          =================           ================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                     $        457,018            $       483,158

Other accrued liabilities                                          380,000                    380,000

Notes payable (Note D)                                              16,250                    983,165

Advances from officers                                             200,637                    184,955

Other advances                                                      45,000                     45,000
                                                          -----------------           ----------------

Total current liabilities                                        1,098,905                  2,076,278


Commitments and contingencies                                            -                          -

Deficiency in Stockholders' Equity:
Preferred stock, par value, $0.001 per share;
50,000,000 shares authorized; none
issued and outstanding at September 30, 2003 and December
31, 2002 (Note C)                                                        -                          -
Common stock, par value, $0.001 per share;
300,000,000 shares authorized ; 1,266,755 and
624,700 shares issued at September 30, 2003 and
December 31, 2002, respectively (Note C)                             1,267                        625

Common stock subscriptions (Note B)                             29,160,000                          -

Additional paid-in-capital                                       8,404,519                  6,276,690

Deficit accumulated during development stage                   (38,291,422)                (7,975,984)
                                                          -----------------           ----------------

Total deficiency in stockholder's equity                          (725,636)                (1,698,669)
                                                          -----------------           ----------------
                                                          $        373,269            $       377,609
                                                          =================           ================

 See accompanying notes to the unaudited condensed consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                    For the Period
                                             Three Months Ended          Nine months Ended           July 29, 1997
                                                September 30,              September 30,           (Date of Inception)
                                                                                                    to September 30,
                                              2003         2002          2003          2002               2003
                                         ------------  -----------   ------------  -----------       --------------
Costs and Expenses:

Selling, general and administrative      $    574,531  $ 1,511,728  $   1,033,925   $2,634,182       $   7,769,511

Impairment loss                                     -            -              -            -              62,500
Acquisition costs in connection with
merger with Pacifiicap Entertainment
Holding, Inc. (Note B)                     29,160,000            -     29,160,000            -          29,160,000

Depreciation and amortization expense              85           85            255          255             197,120
                                         ------------  -----------   ------------  -----------       --------------

Total costs and expenses                   29,734,616    1,511,813     30,194,180    2,634,437          37,189,131


Loss from operations                      (29,734,616)  (1,511,813)   (30,194,180)  (2,634,437)        (37,189,131)
                                         ------------  -----------   ------------  -----------       --------------


Other income (expenses)                             -            -              -            -             114,758

Interest income (expenses)                    (41,754)     (58,333)      (121,258)    (171,616)           (648,836)
                                         ------------  -----------   ------------  -----------       --------------

Loss from continuing operations, before
income taxes and discontinued
operations                                (29,776,370)  (1,570,146)   (30,315,438)  (2,806,053)        (37,723,209)
                                         ------------  -----------   ------------  -----------       --------------

Income (taxes) benefit                              -            -              -                                -

Loss from continuing operations, before
discontinued operations                   (29,776,370)  (1,570,146)   (30,315,438)  (2,806,053)        (37,723,209)
                                         ------------  -----------   ------------  -----------       --------------

Loss from discontinued operations                   -            -              -            -            (352,905)
Income (loss) on disposal of
discontinued operations, net                        -            -              -            -              78,974

Net loss                                 $(29,776,370) $(1,570,146) $ (30,315,438) $(2,806,053)      $ (37,997,140)
                                         ------------  -----------   ------------  -----------       --------------

Cumulative effect of accounting change
(Note E)                                            -            -              -     (294,282)           (294,282)
                                         ------------  -----------   ------------  -----------       --------------

Net loss applicable to common shares     $(29,776,370) $(1,570,146) $ (30,315,438) $(3,100,335)      $ (38,291,422)
                                         ============= ============ =============  ============      ==============

Income (loss) per common share (basic
and assuming dilution)                   $     (30.57) $     (2.94) $      (36.62) $     (7.06)      $     (102.44)
                                         ============= ============ =============  ============      ===============

Continuing operations                    $     (30.57) $     (2.94)     $  (36.62) $     (7.06)      $     (101.71)
                                         ============= ============ =============  ============      ===============

Discontinued operations                  $          -  $         -        $     -  $         -       $       (0.73)

Weighted average shares outstanding           974,081      534,394        827,830      439,401             373,796


     See accompanying notes to the unaudited condensed consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

                                                                                                           Deficit Accumulated
                             Preferred   Stock   Common    Stock         Common Stock   Additional Paid    During Development
                              Shares     Amount  Shares    Amount        subscription      in Capital            Stage
                           ----------- --------- --------  ------------- -------------- ----------------- --------------------
Shares issued at date of
inception (July 29,
1997) to founders in
exchange for
contribution of
organization costs
valued @ $27.38 per
shares, as restated                 -   $      -     422        1        $     -       $     11,552           $         -

Net Loss                            -          -       -        -              -                 -                      -
                           ----------- --------- -------- ------------- -------------- ----------------- ---------------------
Balance at December 31,
1997 as restated                    -    $     -     422        1        $     -       $     11,552           $         -
                           =========== ========= ======== ============= ============== ================= =====================
Shares issued December
22, 1998 to consultants
in exchange for services
valued @ $.054 per
shares                              -          -   37,083      37              -              1,965                     -
Shares issued December
22, 1998 to President in
exchange for debt valued
@ $.054 per shares                  -          -  277,778     278              -             14,722                     -
Operating expenses
incurred by principal
shareholder                         -          -        -       -              -              8,925                     -

Net Loss                            -          -        -       -              -                  -              (212,773)
                           ----------- --------- -------- ------------- -------------- ----------------- ---------------------
Balance at December 31,
1998                                -    $     -  315,283   $ 316       $      -       $     37,164         $    (212,773)
                           =========== ========= ======== ============= ============== ================= =====================
Shares issued on April
13, 1999 for cash in
connection with private
placement @ $30.08 per
share                               -          -      133       -              -              4,000                     -
Shares issued on April
13, 1999 to consultants
in exchange for services
valued @ $30.00per share            -          -    6,000       6              -            179,994                     -
Shares issued May 28,
1999 in exchange for
services valued @ $.001
per share                     855,000        855        -       -              -                  -                     -
Contribution of shares
to treasury on September
30, 1999 by principal
shareholder                         -          -  (94,048)      -              -                 94                     -
Shares issued on
November 12, 1999 for
cash in connection with
private placement @
$3.00 per share                     -          -   33,333      33              -             99,967                     -
Release of shares held
in treasury and
acquisition of Cavalcade
of Sports Network, Inc
on December 16, 1999                -          -   94,048       -              -            282,050                     -
Operating expenses
incurred by principal
shareholder                         -          -        -       -              -              6,000                     -

Net Loss                            -          -        -       -              -                  -              (438,045)
                           ----------- --------- -------- ------------- -------------- ----------------- ---------------------
Balance at December 31,
1999                          855,000   $    855  354,749   $ 355      $     -         $    609,269         $    (650,818)
                           =========== ========= ======== ============= ============== ================= =====================


     See accompanying notes to the unaudited condensed consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003
                                    (cont'd)


                            Treasury
                             Stock         Total
                          ------------ -------------
Shares issued at date of
inception (July 29,
1997) to founders in
exchange for
contribution of
organization costs
valued @ $27.38 per
shares, as restated       $     -       $  11,553

Net Loss                        -              -
                          ------------- -------------
Balance at December 31,
1997 as restated          $     -       $  11,553
                          ============= =============
Shares issued December
22, 1998 to consultants
in exchange for services
valued @ $.054 per
shares                          -           2,002
Shares issued December
22, 1998 to President in
exchange for debt valued
@ $.054 per shares              -          15,000
Operating expenses
incurred by principal
shareholder                     -           8,925

Net Loss                        -        (212,773)
                          ------------- -------------
Balance at December 31,
1998                            -        (175,293)
                          ============= =============
Shares issued on April
13, 1999 for cash in
connection with private
placement @ $30.08 per
share                           -           4,000
Shares issued on April
13, 1999 to consultants
in exchange for services
valued @ $30.00per share        -         180,000
Shares issued May 28,
1999 in exchange for
services valued @ $.001
per share                       -             855
Contribution of shares
to treasury on September
30, 1999 by principal
shareholder                   (94)             -
Shares issued on
November 12, 1999 for
cash in connection with
private placement @
$3.00 per share                 -          100,000
Release of shares held
in treasury and
acquisition of Cavalcade
of Sports Network, Inc
on December 16, 1999           94          282,144
Operating expenses
incurred by principal
shareholder                     -            6,000

Net Loss                        -         (438,045)
                          ------------- -------------
Balance at December 31,
1999                            -          (40,339)
                          ============= =============

                                  CAVALCADE OF
                               SPORTS MEDIA, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

                             Preferred                                               Common Stock   Additional Paid
                              Shares    Stock Amount  Common Shares  Stock Amount    Subscription     in Capital
                             ---------- ------------- -------------- -------------- --------------- -----------------
Balance Forward                855,000      $    855        354,749          $ 355         $     -   $    609,269
Shares issued in March
2000 in exchange for debt
@ $37.50 per share                   -             -          2,060              2               -         77,245
Shares issued March 28,
2000 in exchange for
services @ $37.50 per share          -             -             70              -               -          2,625
Shares issued April 27,
2000 in exchange for
services @ $37.50 per share          -             -            250              -               -          9,375
Shares issued May 8, 2000
in exchange for services @
$37.50 per share                     -             -            417              1               -         15,624
Shares issued May 17, 2000
in exchange for services @
37.50 per share                      -             -            833              1               -         31,249
Shares issued June 2000 in
exchange for debt @ $37.59
per share                            -             -            133              -               -          5,000
Shares issued June 2000 in
exchange for services @
$37.46 per share                     -             -            589              1               -         22,082
Shares issued July 25,
2000 in exchange for debt
@ $37.88 per share                   -             -             33              -               -          1,250
Shares issued August 2000,
in exchange for services @
$37.50 per share                     -             -          2,167              2               -         81,248
Conversion of preferred
stock on September 18, 2000  (855,000)         (855)              -              -               -              -
Shares issued October 13,
2000, in exchange for
services @ $37.86 per share          -             -             35              -               -          1,325
Shares issued October 30,
2000 in exchange for
services @ $37.48 per share          -             -            667              1               -         24,999
Shares issued November 9,
2000 in exchange for
services @ $37.65 per share          -             -             83              -               -          3,125
Shares issued December 1,
2000 in exchange for
services @ $36.76 per share          -             -             17              -               -            625
Operating expenses
incurred by principal
shareholder                          -             -              -              -               -          6,000

Net Loss                             -             -              -              -               -              -
                             ---------- ------------- -------------- -------------- --------------- -----------------
Balance at December 31,      $       -       $     -        362,103         $  363         $     -        891,041
                             ========== ============= ============== ============== =============== =================

     See accompanying notes to the unaudited condensed consolidated financial information

                               Deficit
                               Accumulated
                               During
                               Development       Treasury
                               Stage              Stock         Total
                              ----------------- ------------- -------------
Balance Forward
Shares issued in March            (650,818)      $      -       (40,339)
2000 in exchange for debt
@ $37.50 per share
Shares issued March 28,                   -             -        77,247
2000 in exchange for
services @ $37.50 per share
Shares issued April 27,                   -             -         2,625
2000 in exchange for
services @ $37.50 per share
Shares issued May 8, 2000                 -             -         9,375
in exchange for services @
$37.50 per share
Shares issued May 17, 2000                -             -        15,625
in exchange for services @
37.50 per share
Shares issued June 2000 in                -             -        31,250
exchange for debt @ $37.59
per share
Shares issued June 2000 in                -             -         5,000
exchange for services @
$37.46 per share
Shares issued July 25,                    -             -        22,083
2000 in exchange for debt
@ $37.88 per share
Shares issued August 2000,                -             -         1,250
in exchange for services @
$37.50 per share
Conversion of preferred                   -             -        81,250
stock on September 18, 2000
Shares issued October 13,                 -             -         (855)
2000, in exchange for
services @ $37.86 per share
Shares issued October 30,                 -             -         1,325
2000 in exchange for
services @ $37.48 per share
Shares issued November 9,                 -             -        25,000
2000 in exchange for
services @ $37.65 per share
Shares issued December 1,                 -             -         3,125
2000 in exchange for
services @ $36.76 per share
Operating expenses                        -             -           625
incurred by principal
shareholder
                                          -             -         6,000
Net Loss
                                   (856,968)            -      (856,968)
Balance at December 31,       --------------        -----    -----------
                              $  (1,507,786)        $   -    $ (616,382)

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

                                                                                         Deficit
                                                                                         Accumulated
                                                                 Common       Additional During
                              Preferred  Stock   Common   Stock  Stock        Paid       Development   Treasury
                              Shares     Amount  Shares   Amount Subscription in Capital Stage         Stock      Total
                              ---------  ------  -------- ------ ------------ ---------- ------------- ---------  --------------
Balance Forward                      -   $   -   362,103  $ 363  $         -  $ 891,041  $  (1,507,786)$      -   $    (616,382)
Shares issued in January
2001, in exchange for
services @ $37.50 per share          -       -     6,667      7            -    249,993              -        -         250,000
Shares issued in April
2001, in exchange for
services @ $37.50 per share          -       -     4,000      4            -    149,996              -        -         150,000
Shares issued in April
2001, in exchange for
advances from officers @
$37.50 per share                     -       -     3,333      3            -    124,997                                 125,000
Shares issued in  2001, in
exchange for services @
$37.50 per share                     -       -     2,500      3            -     93,747              -         -         93,750
Shares issued in  2001, in
exchange for services @
$37.50 per share                     -       -     1,000      1            -     37,499              -         -         37,500

Fractional shares                    -       -        (5)     -            -          -              -         -              -
Shares canceled  in
November 2001, for
services that were not
performed and shares were
previously issued in
October 2001                         -       -      (667)    (1)           -    (24,999)             -         -        (25,000)
Shares issued in December
2001, to board of
directors members for
services @ 37.50 per share           -       -     2,100      2            -     78,748              -         -         78,750
Operating expenses
incurred by principal
shareholder                          -       -         -      -            -      6,000              -         -          6,000

Net loss                             -       -         -      -            -          -     (1,257,584)        -     (1,257,584)
                              ---------  ------  -------- ------ ------------ -----------  ------------  ---------  ------------
Balance at December 31,              -       -   381,031  $ 382  $         -  $1,607,022  $ (2,765,370)  $     -    $(1,157,966)
2001                          =========  ======  ======== ====== ============ ===========  ============  =========  ============


               See accompanying notes to the unaudited condensed
                       consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

                                          Preferred       Stock                                  Common Stock     Additional
                                            Shares       Amount     Common Shares  Stock Amount  Subscription   Paid in Capital
                                         ------------- ------------ -------------- ------------- -------------- ----------------
Balance Forward                                     -      $     -        381,031       $   382        $     -   $    1,607,022
Shares issued in January 2002, in
exchange for investment at $37.50 per
share                                               -            -          1,667             2              -           62,498
Shares issued in March 2002, in
exchange for services at $37.50 per
share                                               -            -          8,333             8              -          312,492
Shares issued in June 2002, in
exchange for services at approximately
$40.15 per share                                    -            -         18,890            19              -          758,356
Shares issued in June 2002, in
exchange for debts at $37.50 per share              -            -          2,667             2              -           99,998
Shares issued in July 2002, in
exchange for services at approximately
$10.84 per share                                    -            -            717             1              -            7,769
Shares issued in July 2002, in
connection with acquisition of
Cineports.com, Inc. at approximately
$7.50 per share                                     -            -        159,653           160              -        1,197,237
Shares issued in August 2002, in
exchange for services at approximately
$10.84 per share                                    -            -          2,133             2              -           23,127
Shares issued in September 2002, in
exchange for services at approximately
$10.84 per share                                    -            -         10,000            10              -          108,410
Shares issued in October 2002, in
exchange for services at approximately
$11.69 per share                                    -            -          4,000             4              -           46,736
Shares issued in October 2002 for cash
in connection with private placement
at $6.94 per share                                  -            -         18,018            18              -          124,982
Shares issued in October 2002, in
exchange for interest at approximately
$11.68 per share                                    -            -            507             -              -            5,920
Shares issued in November 2002, in
exchange for services at approximately
$8.70 per share                                     -            -          1,667             2              -           14,498
Shares issued in November 2002 for
cash in connection with private
placement at $10.20 per share                       -            -          1,000             1              -           10,199
Shares issued in November 2002 for
cash in connection with private
placement at $7.50 per share                        -            -          4,000             4              -           29,996
Shares issued in November 2002, in
exchange for debts at $37.49 per share              -            -            867             1              -           32,499
Shares issued in November 2002, in
exchange for interest at $37.56 per
share                                               -            -            217             -              -            8,150
Shares issued in December 2002, in
exchange for services at approximately
$12.26 per share                                    -            -          9,333             9              -          114,371
Warrants issued in connection with
acquisition of Cineports.com, Inc.                  -            -              -             -              -        1,051,065
Options issued in exchange for
services rendered                                   -            -              -             -              -          661,365

Net loss                                            -            -              -             -              -                -
                                         ------------- ------------ -------------- ------------- -------------- ----------------

Balance at December 31, 2002                        -   $        -     $  624,700      $    625              -      $ 6,276,690
                                         ============= ============ ============== ============= ============== ================

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003
                                    (CONT'D)

                                         Deficit Accumulated
                                          During Development     Treasury
                                                Stage              Stock         Total
                                        ----------------------- ------------ --------------

Balance Forward                            $    (2,765,370)           -    (1,157,966)

Shares issued in January 2002, in
exchange for investment at $37.50 per                    -            -         62,500
share
Shares issued in March 2002, in
exchange for services at $37.50 per                      -            -        312,500
share
Shares issued in June 2002, in
exchange for services at approximately                   -            -        758,375
$40.15 per share
Shares issued in June 2002, in                           -            -        100,000
exchange for debts at $37.50 per share
Shares issued in July 2002, in
exchange for services at approximately                   -            -          7,770
$10.84 per share
Shares issued in July 2002, in
connection with acquisition of
Cineports.com, Inc. at approximately                     -            -      1,197,397
$7.50 per share
Shares issued in August 2002, in
exchange for services at approximately                   -            -         23,129
$10.84 per share
Shares issued in September 2002, in
exchange for services at approximately                   -            -        108,420
$10.84 per share
Shares issued in October 2002, in
exchange for services at approximately                   -            -         46,740
$11.69 per share
Shares issued in October 2002 for cash
in connection with private placement                     -            -        125,000
at $6.94 per share
Shares issued in October 2002, in
exchange for interest at approximately                   -            -          5,920
$11.68 per share
Shares issued in November 2002, in
exchange for services at approximately                   -            -         14,500
$8.70 per share
Shares issued in November 2002 for
cash in connection with private                          -            -         10,200
placement at $10.20 per share
Shares issued in November 2002 for
cash in connection with private                          -            -         30,000
placement at $7.50 per share
Shares issued in November 2002, in                       -            -         32,500
exchange for debts at $37.49 per share
Shares issued in November 2002, in
exchange for interest at $37.56 per                      -            -          8,150
share
Shares issued in December 2002, in
exchange for services at approximately                   -            -        114,380
$12.26 per share
Warrants issued in connection with                       -            -      1,051,065
acquisition of Cineports.com, Inc.
Options issued in exchange for                           -            -        661,365
services rendered
                                                (5,210,614)           -     (5,210,614)
Net loss                                       ------------         ----   -------------

                                              $ (7,975,984)           -    $(1,698,669)
Balance at December 31, 2002                  =============         ====   =============


     See accompanying notes to the unaudited condensed consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003

                                                                                              Accumulated
                                                                        Common     Additional   during
                                                     Common    Share     Stock      Paid in   Development   Treasury
                                Preferred   Share    Shares   Amount  Subscription  Capital     Stage        Stock       Total
                                 Shares     Amount
                                ---------  --------  -------  ------  ------------  ---------  ------------  -------   ------------

Balance forward                    -       $   -     624,700  $ 625            -    6,276,690  $(7,975,984)     $ -    $(1,698,669)


Shares issued in January, 2003
in exchange for services at
approximately $6.00 per share      -           -      14,000     14            -       83,986            -        -         84,000

Shares issued in January, 2003
in exchange for services at
approximately $4.50 per share      -           -      26,900     27            -      121,023            -        -        121,050

Shares issued in January, 2003
in exchange for services at
approximately $3.60 per share      -           -      15,400     15            -       55,425            -        -         55,440

Shares issued in February, 2003
in exchange for services at
approximately $2.10 per share      -           -      36,683     37            -       77,000            -        -         77,037

Shares issued in February, 2003
for cash in connection with
private placement at $1.20 per
share                              -           -       6,667      6            -        7,994            -        -          8,000

Shares issued in February, 2003
in exchange for services at
approximately $1.50 per share      -           -       6,667      6            -        9,994            -        -         10,000

Shares issued in April, 2003
in exchange for services at
approximately $.90 per share       -           -      14,000     14            -       12,586            -        -         12,600

Shares issued in April, 2003
in exchange for expenses paid
by shareholders at approximately
$.90 per share                     -           -      22,222     22            -       19,978            -        -         20,000

Shares issued in April, 2003
in exchange for conversion of
capital notes at $48.83 per share  -           -      22,960     23            -      860,982            -        -        861,005

Shares issued in April, 2003
for cash in connection with
private placement at $1.20 per
share                              -           -       4,333      4            -        4,996            -        -          5,000

Shares issued in May, 2003
in exchange for conversion
of capital notes at $39.70 per
share                              -           -       2,591      3            -       97,171            -        -         97,174

Shares issued in May, 2003
in exchange for services
at approximately $1.50 per share   -           -      17,667     18            -       25,882            -        -         25,900

Shares issued in May, 2003 for
cash in connection with private
placement at $.90 per share        -           -      16,667     17            -       14,983            -        -         15,000

Shares issued in May, 2003
in exchange for expenses
paid by shareholders at
approximately $.90
per share                          -           -      22,167     22            -       19,978            -        -         20,000

Settlement of debts and
interest paid and contributed
by principal shareholder (Note D)  -           -           -      -            -      215,095            -        -        215,095

Shares issued in July, 2003
in exchange for services at
approximately $2.10 per share      -           -      13,850     14            -       29,006            -        -         29,020

Shares issued in July, 2003
in exchange for debts at
approximately $.70 per share       -           -      14,334     14            -        9,986            -        -         10,000

Shares issued in July, 2003
in exchange for conversion
of capital notes and accrued
interest at approximately
$.76 per share                     -           -      37,487     38            -       28,463            -        -         28,500

Shares issued in August,
2003 in exchange for
services at approximately
$3.14 per share                    -           -      37,667     38            -      117,762            -        -        117,800

Shares issued in August, 2003
in exchange for debts at
approximately $.81 per share       -           -      43,667     44            -       35,456            -        -         35,500

Shares issued in September, 2003
in exchange for services at
approximately $1.80 per share      -           -     264,916    265            -      280,085            -        -        280,350

Fractional shares issued in
September, 2003 due to rounding
resulted from reverse stock split  -           -       1,210      1            -           (1)           -        -              -

Shares to be issued in connection
with the acquisition (Note B)      -           -           -      -     29,160,000          -            -        -     29,160,000

Net loss                           -           -           -      -            -            -  (30,315,438)            (30,315,438)
                                ---------  -------- --------- -------  ------------ --------- -------------  -------   ------------
Balance at September 30, 2003      -       $   -    1,266,755 1,267    $29,160,000  8,404,519 $(38,291,422)       -      $(725,636)
                                ---------  -------- --------- -------  ------------ --------- -------------  -------   ------------

     See accompanying notes to the unaudited condensed consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the Period July
                                                                                                          29, 1997(Date of
                                                                                                            Inception) to
                                                                  Nine Months Ended September 30,        September 30, 2003
                                                                                                         ------------------
                                                                      2003                2002
                                                                      ----                ----
Cash flows from operating activities:

Net loss for the period from continuing operations                     (30,315,438)        (3,100,335)             (38,017,491)

Loss from discontinued operations                                                -                  -                 (352,905)

Disposal of business segment, net                                                -                  -                   78,974
Adjustments to reconcile net losses  to net cash (used in)
operating activities:

Cumulative effect of accounting change                                           -            294,282                  294,282

Depreciation and amortization                                                  255                255                  197,120

Organization and acquisition costs expensed                                      -                  -                   11,553

Common stock issued in exchange for services                               813,197          2,362,591                3,169,849
Common stock issued in connection with acquisition of
Cineports                                                                        -                  -                1,197,396

Common stock issued in exchange for debt                                         -                  -                  233,498

Common stock issued in exchange for accrued interest                       173,179                  -                  187,249

Common stock subscribed in connections with acquisition                 29,160,000                                  29,160,000

Preferred stock issued in exchange for services                                  -                  -                      855

Conversion of preferred stock                                                    -                  -                     (855)

Stock options issued in exchange for services rendered                           -                  -                  661,365

Warrants issued in connection with acquisition of Cineports                      -                  -                1,051,065

Write off of  acquired asset                                                     -                  -                    5,000

Write off of  un-collectable other receivable                                    -                  -                   30,000

Debt forgiveness from creditors                                                  -                  -                 (139,992)

Write off of capitalized production costs                                        -                  -                  150,273
Write off of other investment previously paid with common
stock                                                                            -                  -                   62,500

Accrued interest paid by principal shareholder                              61,680                  -                   88,605

Expenses paid by shareholders in exchange for common stock                  40,000                  -                   65,000
(Increase) decrease in:

Other receivable                                                                 -                  -                  (30,000)

Increase (decrease)  in:                                                                            -

Accounts payable and accrued expenses, net                                 (26,140)           317,525                  367,430
                                                                           --------           --------                 -------
                                                               -------------------- ------------------ ------------------------

Net cash (used in) operating activities                                    (93,267)          (125,682)              (1,529,229)

Cash flows from investing activities:

Acquisition of film library and footage production costs                         -             (5,000)                (183,080)

Acquisition of office furniture                                                  -                  -                   (1,690)
                                                                           --------           --------                 -------

Cash acquired in connection with acquisition                                     -                  -                   35,207
                                                                           --------           --------                 -------
                                                               -------------------- ------------------ ------------------------

Net cash (used in) investing activities                                          -             (5,000)                (149,563)


     See accompanying notes to the unaudited condensed consolidated financial information

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                       For the Period July
                                                                                                        29, 1997(Date of
                                                                                                          Inception) to
                                                                Nine Months Ended September 30,        September 30, 2003
                                                                                                       ------------------
                                                                   2003                2002
                                                                   ----                ----
Cash flows from financing activities:

Advances from officer, net of repayments                                15,682                9,050                  200,637

Other advances, net                                                     45,500               25,000                   90,500

Proceeds from issuance of notes payable                                      -               31,250                1,115,665

Proceeds from issuance of common stock                                  28,000               50,000                  272,200
                                                                       -------              -------                 -------
                                                            ------------------- -------------------- ------------------------

Net cash provided by financing activities                               89,182              115,300                1,679,002


Net increase (decrease)  in cash and equivalents                        (4,085)             (15,382)                     210


Cash and cash equivalents at the beginning of the period                 4,295               15,459                       -
                                                            ------------------- -------------------- ------------------------

Cash and cash equivalents at the end of the period                 $       210            $      77            $         210
                                                            =================== ==================== ========================


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                           $         -             $      -            $          -

Cash paid during the period for taxes                                        -                    -                       -

Common Stock issued for services                                       813,197            2,362,591                3,169,849

Common Stock issued for investment                                           -               62,500                   62,500

Conversion of preferred stock                                                -                    -                     (855)

Preferred Stock issued in exchange for services                              -                    -                      855
Contribution of shares to treasury by principal
shareholder                                                                  -                    -                   (2,821)

Common Stock issued in exchange for debt                                     -                    -                  233,498
Common stock issued in exchange for capital notes                      813,500                    -                  946,000

Common stock issued in exchange for interest                           173,179                    -                  187,249

Stock options issued in exchange for services rendered                       -                    -                       -

Warrants issued in exchange for services rendered                            -                    -                       -
Acquisition:

Assets acquired                                                              -                    -                  379,704

Goodwill                                                                     -                    -                  490,467

Accumulated deficit                                                          -                    -                       -

Liabilities assumed                                                          -                    -                 (588,027)

Common stock Issued                                                          -                    -                 (282,144)
                                                            ------------------- -------------------- ------------------------
Net cash paid for acquisition                                      $        -             $      -            $           -
                                                            =================== ==================== ========================
Liabilities disposed of in disposition of business, net            $        -             $      -            $       79,374
Net cash received in disposition of business                       $        -             $      -            $           -
                                                            =================== ==================== ========================



     See accompanying notes to the unaudited condensed consolidated financial information

                        CAVALCADE OF SPORTS MEDIA, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Cavalcade of Sports Media, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003, the Company has accumulated losses of $38,259,215.

The consolidated financial statements include the accounts of Cavalcade of Sports Media, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc., Ethnic Broadcasting Company, Inc. and Pacificap Entertainment Holding, Inc (Note B). Significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2003.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL NSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B- BUSINESS COMBINATIONS

On September 19, 2003, the Company completed a Plan and Agreement of Reorganization ("Agreement") with Pacificap Entertainment, Inc. ("Pacificap"), a private-held company organized under the laws of the State of California with no significant assets or operations. Pacificap is a film finance and marketing company and is uniquely modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing.

Pursuant to the Agreement, all previously outstanding common stock owned by Pacificap stockholders shall be exchanged for an aggregate of 18,000,000 shares of the Company's common stock. As of September 30, 2003, the 18,000,000 shares have not been issued and the Company has accounted the shares as common stock subscription payable at the fair market value at the date of acquisition.

The following summarizes the acquisition of Pacificap:

       Common stock to be issued                           $ 29,160,000
       Assets acquired                                                -
       Liabilities assumed                                            -
                                                           ------------
       Acquisition costs                                   $ 29,160,000
                                                           ============

NOTE C - CAPITAL STOCK

The Company has authorized 50,000,000 shares 0f preferred stock, with a par value of $.001 per share. As of September 30, 2003 and December 30, 2002, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 1,266,755 and 624,700 shares of common stock issued and outstanding as of September 30, 2003 and December 31, 2002, respectively.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE C - CAPITAL STOCK (Continued)

In January 2003, the Company issued an aggregate of 56,300 shares of common stock to consultants for services in the amount of $260,490. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In February 2003, the Company issued an aggregate of 43,350 shares of common stock to consultants for services in the amount of $87,037. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 6,667 shares of common stock in exchange for $8,000 net of costs and fees.

In April 2003, the Company issued an aggregate of 14,000 shares of common stock to consultants for services in the amount of $12,600. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 4,334 shares of common stock in exchange for $5,000 net of costs and fees. The Company also issued an aggregate of 22,223 shares of common stock to shareholders in exchange for operating expenses of $20,000 previously paid by the shareholders.

In May 2003, the Company issued an aggregate of 17,667 shares of common stock to consultants for services in the amount of $25,900. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 16,667 shares of common stock in exchange for $15,000 net of costs and fees. The Company also issued an aggregate of 22,167 shares of common stock to shareholders in exchange for operating expenses of $20,000 previously paid by the shareholders.

In July 2003, the Company issued an aggregate of 13,850 shares of common stock to consultants for services in the amount of $29,020. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 14,334 shares of common stock in exchange for $10,000 of previously incurred debt.

In August 2003, the Company issued an aggregate of 37,667 shares of common stock to consultants for services in the amount of $117,800. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 43,667 shares of common stock in exchange for $35,500 of previously incurred debt.

In September 2003, the Company issued an aggregate of 264,916 shares of common stock to consultants for services in the amount of $280,350. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During April, May and July 2003, the Company issued an aggregate of 63,038 shares of common stock to its capital note holders in exchange for conversion of $813,500 of capital notes and $173,179 of accrued interest (see Note D).

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE D - NOTES PAYABLE

Notes payable at September 30, 2003 and December 31, 2002 are as follows:

                                                                                      September 30, 3003      December 31, 2002
                                                                                      ------------------      -----------------
12 % convertible subordinated payable, unsecured and due December 31, 2000;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common stock under the
Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2000, then interest accrues at 18% per annum until paid in full. The Company is in default under the terms
of the Note Agreements.                                                               $         10,000       $         457,000

12 % convertible subordinated payable, unsecured and due December 31, 2001;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common stock under the
Securities Act of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2001, then interest accrues at 18%
per annum until paid in full. The Company is in default under the terms of the
Note Agreements.                                                                                     -                 342,500

12 % convertible subordinated payable, unsecured and due December 31, 2002;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common stock under the
Securities Act of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2002, then interest accrues at 18%
per annum until paid in full. The Company is in default under the terms of the
Note Agreements.                                                                                  6,250                 31,250
Note payable on demand to accredited investor; interest  payable monthly at 18%
per annum; unsecured; guaranteed by the Company's President                                           -                 52,415
Note payable on demand to accredited investor; interest  payable monthly at 18%
per annum; unsecured; guaranteed by the Company's President                                           -                100,000
                                                                                      ------------------      -----------------
                                                                                                 16,250                983,165
Less: current portion                                                                 $         (16 250)      $       (983,165)
                                                                                      ==================      =================

During April, May and July 2003, the Company issued an aggregate of 63,038 shares of common stock to its capital note holders in exchange for conversion of $813,500 of capital notes and $173,179 of accrued interest. As of September 30, 2003, accrued interest remained unpaid approximately $250,000. The Company plans to issue additional shares of common stock to its Capital Note holders to fully repay the Capital Notes and all unpaid accrued interest in connection with the notes. In July 2003, the Company's Chairman and principal shareholder personally settled the $52,415 and $100,000 notes payable on demand and unpaid interest of $61,680 with the accredited investor. The Company's Chairman and principal shareholder also personally settled $1,000 of capital note with a noteholder. The Company has accounted the debts and unpaid interest of $215,095 paid and contributed by the Chairman and principal shareholder as additional paid-in capital.

                         CAVALCADE OF SPORTS MEDIA, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

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

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share as SFAS 142 been in effect for the quarter and first nine months ended September 30, 2003:

                                          For the Three Months Ended             For the Nine Months Ended
                                                September 30,                          September 30,
                                             2003              2002                2003              2002
                                        ---------------    ---------------     ---------------  ---------------
Net Loss                                $  (29,776,370)    $   (1,570,146)     $  (30,315,438)  $   (3,100,335)
Adjustments:
Amortization of goodwill                             -                  -                   -                -
Impairment of goodwill                               -            294,282                   -          294,282

Adjusted net (loss)                     $  (29,776,370)    $   (1,274,864)     $  (30,315,438)  $   (2,806,053)
Shares used to compute basic and
diluted net loss per common share              974,081            534,394             827,830          439,401
Adjusted basic and diluted net loss
per share                               $       (30.57)    $        (2.39)     $       (36.62)  $        (6.39)
Reported basic and diluted net loss
per common share                        $       (30.57)    $        (2.94)     $       (36.62)  $        (7.06)

ITEM 2.  PLAN OF OPERATONS

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

Costs and Expenses

From our inception through September 30, 2003, we have not generated any revenues. We have incurred losses of $38,291,420 from the inception to September 30, 2003. Net Losses for the three and nine months ended September 30, 2003 are $29,776, 370 and $30,315, 438, respectively. As compared to net losses of $1,570,146 and $3,100, 335 for the three and nine months ended September 30, 2002. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, product development costs and professional service fees. During the quarter ended September 30, 2003, we entered into a Plan and Agreement of Reorganization ("Agreement") with Pacificap Entertainment, Inc. ("Pacificap"). Pursuant to the Agreement, we agreed to issue 18,000,000 shares of common stock to Pacificap's stockholders, and we have accounted the 18,000,000 shares as acquisition costs at the fair market value at the date of acquisition, which was approximately $29,160,000.

Liquidity and Capital Resources

As of September 30, 2003, we had a working capital deficit of $1,098,695 as a result of our operating losses from our inception through September 30, 2003. This compares with a working capital deficit of $2,071,983 at December 31, 2002. We generated a cash flow deficit of $93,267 from operating activities for the nine months ended September 30, 2003. Net cash decreased by $4,085 during this period.

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

Pacificap Entertainment, Inc.

Pacificap Entertainment, Inc. is a film finance and marketing company in the entertainment industry. It is uniquely modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing. Pacificap's management has over 20 years of experience in financing, marketing and merchandising in the movie, music, and corporate industry.
Pacificap is taking a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film. The Company believes that Pacificap will accomplish the following:

-    Leveraging film-financing funding;
-    Aligning with strategic content providers;
-    Acting as a merchant bank from the risk profile in the production of films;
- Developing continued cash flow from production fees, licensing fees, marketing, and merchandising;
- Participating in the equity profit of each film without deploying corporate capital;

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

Number of Employees

From our inception through the period ended September 30, 2003, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. The Company has entered into a Consulting Agreement with Ed Litwak, our President and Director, which is expected to be superseded by an Employment Agreement during the fourth quarter of 2003. Candidates have been identified for the other positions, but the Company presently has no obligation to enter into Employment Agreements with these candidates. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

          Item 2. Changes in Securities


     On July 14, 2003, stockholders holding a majority of the voting power of the corporation (52.35%), by written consent in accordance with the Nevada Revised Statutes, adopted the recommendation of the Board of Directors and amended Article III of the Company's Articles of Incorporation, thereby increasing the Company's authorized capital to 300,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. Articles of Amendment were filed with the Nevada Secretary of State on July 16, 2003.

On September 4, 2003, Cavalcade of Sports Media, Inc. has effectuated a one-for-thirty reverse stock split of its common stock, $.001 par value, which was approved unanimously by the Board of Directors and by holders of the majority of the issued and outstanding shares of common stock. Effective September 4, 2003, every thirty issued and outstanding shares of Cavalcade common stock shall be converted automatically into one share of Cavalcade common stock. Cavalcade is not requiring its shareholders to surrender their certificates and has established no deadline for the exchange of certificates. The new trading symbol for the Cavalcade common stock, which was previously CVOS, is "CVCD." Common stock continues to trade on the OTCBB on a post-reverse stock split basis. The reverse stock split does not affect any stock holder's proportionate equity interest in CVCD, nor does it change any of the rights of the holders of the common stock. CVCD has 1,000,630 shares of common stock issued and outstanding as a result of the reverse stock split.

Cavalcade of Sports Media, Inc. ("Cavalcade" or "the Registrant") and Pacificap Entertainment, Inc. effectuated a Plan and Agreement of Reorganization in accordance with 368(a)1(B) of the Internal Revenue Act on September 19, 2003, wherein all of the 18,000,000 issued and outstanding Common Stock shares of Pacificap Entertainment, Inc. were exchanged for 18,000,000 shares of the Registrant's Common Stock. The exchange ratio, therefore, was one (1) share of Cavalcade of Sports Media, Inc. Common Stock for each single (1) share of Pacificap Entertainment, Inc. (1:1).

Sales of Unregistered Securities

In July 2003, the Company issued an aggregate of 13,850 shares of common stock to consultants for services in the amount of $29,020. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 14,334 shares of common stock in exchange for $10,000 of previously incurred debt. These issuances are considered exempt from registration by reason of the Securities Act of 1933

In August 2003, the Company issued an aggregate of 37,667 shares of common stock to consultants for services in the amount of $117,800. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 43,667 shares of common stock in exchange for $35,500 of previously incurred debt. These issuances are considered exempt from registration by reason of the Securities Act of 1933.

In September 2003, the Company issued an aggregate of 264,916 shares of common stock to consultants for services in the amount of $280,350. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. These issuances are considered exempt from registration by reason of the Securities Act of 1933.

          Item 3. Defaults Upon Senior Securities

          NONE

          Item 4. Submission of Matters to a Vote of Security Holders

          NONE

          Item 5. Other Information

          NONE

          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit 31: Certification pursuant to Sarbanes-Oxley, Section 302
               Exhibit 32: Certification pursuant to Sarbanes-Oxley, Section 906

          (b)  Reports Filed on 8-K
               (i) On July 23, 2003, the Company filed a current report on 8-K disclosing its increase in authorized shares of common stock.
               (ii) On September 5, 2003,  the Company filed a current report on
                    8-K disclosing the reverse split of its common stock.
               (iii)On September 24, 2003,  the Company  filed a current  report on 8-K/A disclosing its Exchange Agreement with Pacificap Entertainment, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALCADE OF SPORTS MEDIA, INC.


Date: November 19, 2003
By:   /s/ Ed Litwak
      -------------
      Ed Litwak
      President