Form 10KSB
period 2003-12-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2004-05-11
CIK 1129284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the transaction period from to
                        Commission File Number 000-31048

                     Pacificap Entertainment Holdings, Inc.
                 (Name of Small Business Issuer in its charter)

              Nevada                                  33-0766069
   State or other jurisdiction                    (I.R.S. Employer
        of incorporation                           Identification No.)


      12868 Via Latina, Del Mar,CA                         92014
(Address of principal executive offices)                 (Zip code)

                    Issuer's telephone number (858) 481-2207
                Securities registered under Section 12(b) of the
                                  Exchange Act:
                Securities registered under Section 12(g) of the
                                 Exchange Act:
                    Common Stock, par value, $$.001 per share
                                (Title of class)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 7, 2004: $6,818,924.76.

Number of outstanding shares of the registrant's par value $0.001 common stock as of April 7, 2004: 23,509,557.

                                TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Business and Development of the Company                           2

Item 2.  Description of Property                                           6

Item 3.  Legal Proceedings                                                 6

Item 4.  Submission of Matters to a Vote of Security Holders               7

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                               7

Item 6.  Management's Discussion and Analysis or Plan of Operation         9

Item 7.  Financial Statements                                             14-
                                                                        (F1-F36)

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         15

Item 8A. Controls and Procedures                                          15

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                16

Item 10. Executive Compensation                                           18

Item 11. Security Ownership of Certain Beneficial Owners and Management   18

Item 12. Certain Relationships and Related Transactions                   20

Item 13. Exhibits and Reports on Form 8-K                                 20

Item 14. Principal Accounting Fees and Services                           22

         Signatures                                                       23

ITEM 1.  DESCRIPTION OF BUSINESS

Business and Development of the Company

Pacificap Entertainment Holdings, Inc. ("we", "us", "Cavalcade" or "the Company") is a development stage company engaged in the film financing business. Our business plan was modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing. The management of Pacificap Entertainment, Inc., the California subsidiary that is now part of the Company, has over 20 years of experience in financing, marketing and merchandising in the movie, music, and corporate industry.

Change of Control

On September 19, 2003, the Company completed a Plan and Agreement of Reorganization ("Plan") with Pacificap Entertainment Holdings, Inc., a private-held company organized under the laws of the State of California with no significant assets or operations.

Pursuant to the Plan, all previously outstanding common stock owned by Pacificap stockholders was exchanged for an aggregate of 18,000,000 shares of the Company's common stock.

As a result of the transaction, the Company's control changed and the Company's new management took the following steps to restructure the Company :

     o The Company changed its name to Pacificap Entertainment Holdings, Inc. from Cavalcade of Sports Media, Inc.

     o The Company's Board of Directors effected a one for thirty reverse stock split

Pacificap had developed a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film by participating in the following ways:

- Leveraging film-financing funding;

- Aligning with strategic content providers;

- Acting as a merchant bank from the risk profile in the production of films;

- Developing continued cash flow from production fees, licensing fees, marketing, and merchandising; - Participating in the equity profit of each film without deploying corporate capital;

     Pacificap is taking a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film. The operating schematic is made up of several divisions: The Urban Division; the Animation Division; the Specialty Opportunity Division; and the Urban Division.

     This genre has a specific appeal to a young demographic segment of the population that is 10-25 years of age, and in Management's opinion, highly merchandisable. By targeting this segment, the Company will directly address one of the entertainment industry's most lucrative sectors: a $60 billion dollar teen and youth market. Content providers in this space can be affiliated with the music, sports and fashion industry. Examples of these types of films would be "American Pie", "Final Destination", " Barbershop", and "Drumline".

     Management believes the key to successfully exploiting this genre is to develop partnerships with content providers with a history of elevating financial returns through lower production cost. Pacificap is currently under negotiations with a number of reputable content providers in this market space.

Comparable Films American Pie     Barbershop      Final Destination   Drumline
---------------- ---------------- --------------- ---------------- -------------
Total Budget     $12 million      $23 million     $20 million        $11 million
---------------- ---------------- --------------- ---------------- -------------
US Box Office    $75 million      $53 million     $55 million       $102 million
---------------- ---------------- --------------- ---------------- -------------
Gross Profit     $63 million      $30 million     $35 million        $91 million
---------------- ---------------- --------------- ---------------- -------------

The gross profit of these comparable films does not include TV, soundtracks, DVD, Foreign Box Office or merchandising.

Animation Division

     Historically, computer animated motion pictures have cost on average in excess of $100 million per film to produce. Recent technological advances make it possible to produce comparable quality films for under $30 million. Pacificap Animation's mission is to create family entertainment franchises/brands and launch as full-length computer animated motion pictures and exploit them in all markets worldwide. The Company will provide a platform so the animated movies can merchandise and license products on international bases.

Some pertinent facts are about this market include:

* The Largest historical licensing/merchandising properties have been motion pictures (Star Wars, Lion King, Pokeman, Batman). All have generated retail product sales in excess of $1 billion and continue to generate revenue.

* Family entertainment properties generate more home video revenue per title than non-family entertainment films. Parents tend to purchase these videos rather than rent. Shrek has generated over $400 million in video revenue and continues to sell well. "Ice Age" is expected to be the largest home video title in the history of 20th Century Fox.

* Computer animated theatrically released films are an excellent platform for introducing kid's franchises/brands into the marketplace. A successful franchise will generate significant revenues for many years from a variety of markets.

* Video Games based on computer-animated films are among the hottest titles in the gaming business.

* Toys based on entertainment licenses represent over 60% of the industry in the U.S.

The Company's present management team has over 20 years of experience in promotions; licensing and merchandising with movie studios, music studios and business entities. For example, management has developed marketing and merchandising alliances with McDonald's, Disney, Paramount, and many others. This strategically positions the Company to drive corporate revenue and create shareholder value by:

     1. Partnering with animation studios that can closely monitor the development and labor-intensive computer animation work;
     2. Partnering with major motion picture studios to finance the P & A and/or distribute the films;
     3. Retaining control of underlying property rights and managing the exploitation of those rights through TV, video games, publishing, merchandising, and licensing;
     4. Creating a recognized branded enterprise with long-term value; 5. Pre-selling licensing/merchandising rights and video game rights; 6. Seeking tax-related incentives offered by governments worldwide.

Pacificap will form strategic alliances with numerous entities in the following industries:

Film/TV
Video Games
Toys/Licensing
Advertising/Consumer products
Retail

Comparable Films

                          Shrek    Neutron    Monsters   Story     Story II   Antz       Life      Age       Total      Average
                        --------- -------- ---------- --------- --------- --------- ---------- -------- ---------- ------------

US Box Office           268,000    81,000    260,000   192,000   246,000    91,000    185,000  150,000  1,473,000     184,125
Dom Theater Rentals     120,600    36,450    117,000    86,400   110,700    40,950     83,250   67,500    662,850      82,856
Intl Theater Rentals     60,300    18,225     58,500    43,200    55,350    20,475     41,625   33,750    331,425      41,428
WW Video                361,800   109,350    351,000   259,200   332,100   122,850    249,750  202,500  1,988,550     248,569
Pay TV                   20,000    14,580     20,000    20,000    20,000    16,380     20,000   20,000    150,960      18,870
Network                  50,000    20 000     50,000    25,000    25,000     5,000      5 000   15,000    195,000      24 375
Syndication              10,000     7,290     10,000    10,000    10,000     8,190     10,000   10,000     75,480       9,435
WW TV                    40,000    20,935     40,000    27,500    27,500    14,785     17,500   22,500    210,720      26,340

Total rentals           662,700   226,830    646,500   471,300   580,650   228,630    427,125  371,250  3,614,985     451,873

Negative Cost           115,000    28,000    130,000   130,000   130,000    80,000    130,000   45,000    788,000      98,500
Total Release Costs     268,000    81,000    260,000   192,000   246,000    91,000    185,000  150,000  1,473,000     184,125
Residuals                57,876    19,810     56,461    41,160    50,710    19,967     37,302   32,423    315,709      39,464
Participations           11,091     4,901     10,002     5,407     7,697     1,883      3,741    7,191     51,914       6,489
Total costs             451,967   133,711    456,463   368,567   434,407   192,850    356,043  234,614  2,628,623     328,578

Gross Profit            210,733    93,119    190,637   102,733   146,243    35,780     71,082  136,636    986,362     123,295
Assumption:
1. Many of the numbers are estimated due to difficulty in accessing  current figures .Box Office numbers from Variety

Special Opportunity Division

     Special Opportunity films are those that are brand oriented, have a unique marketing opportunity and have an existing viewer base. This category of film is either event driven or franchise driven.

     An event driven project would be one that has an existing fan base such as sports (NFL Football) or a sports event (NASCAR Racing) or a topical event that has a strong viewer appeal. These films monetize an existing fan demographic through fan attendance, and are highly merchandisable through fan loyalty.

    Franchise driven films are those that are popular through an already existing public profile within a different medium. The most obvious is a popular book series that has core support and will lend itself to marketing, video games, merchandising, and licensing.

     It is the Company's strategy to have corporate sponsorship, which allows corporations to participate in the negative costs as well as branding through merchandising and marketing. This provides lower production cost and greater return on each film. Management's strength is its experience in product branding in the entertainment industry. Company CEO Allan Brown is recognized as the industry leader in product branding.

Cavalcade of Sports Media Division

Our Cavalcade of Sports division is engaged in the broadcast entertainment business, focusing on nostalgic sports entertainment and ethnic broadcasting. Additionally, our business plan includes our making of multiple acquisitions of small to medium sized low- power television stations to further our broadcast capability, while exploring syndication and advertising revenue opportunities.

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

In April of 2004, we signed an agreement to create "The Boxing Channel" in conjunction with Global Boxing Promotions of Las Vegas. This development will allow Pacificap's Cavalcade of Sports division to showcase its nostalgic fights, which includes some of the greatest fights recorded, featuring Archie Moore, Carmen Basilo, Joe Louis, Muhammad Ali, George Forman and many others. This channel is associated with Sterling Promotions of Las Vegas, Nevada. Sterling Promotions President, Sterling McPherson, a former lightweight champion, will produce live boxing matches as well as innovative boxing programs for this new seven-day a week channel.

The Company owns approximately 5,000 hours of vintage sports film with negotiations in process to acquire in excess of an additional 2,500 hours of footage. The Cavalcade library includes vintage sporting events and coverage dating back to the 1940's, with over 10,000 hours of programming available to the Company. Although in our financial statements, we have recorded no value for the library due to its non use for the past two years, we intend to utilize it in the near future. It is our mission to deliver compelling, informative and historic programming in an efficient fashion. Cavalcade will provide an entertaining and economical nostalgic sports programming alternative. Sports programming is big business. In 1997, ESPN paid $175 million to buy U.S. Classic Sports Network. In 2001, Classic Sports was valued at $1 billion and reached 43 million homes.

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

On September 19, 2003, Cavalcade of Sports Media, Inc. and Pacificap Entertainment, Inc. effectuated a Plan and Agreement of Reorganization (the "Plan") in accordance with 368(a)1(B) of the Internal Revenue Act. In accordance with that Plan, all of the 18,000,000 issued and outstanding Common Stock shares of Pacificap Entertainment, Inc. were exchanged for 18,000,000 new shares of the Common Stock of Cavalcade of Sports Media, Inc. The exchange ratio, therefore, was one (1) share of Cavalcade of Sports Media, Inc. Common Stock for each single (1) share of Cavalcade of Sports Media, Inc. (1:1).

SHORT FORM PARENT/SUBSIDIARY MERGER

After the Plan took effect, the President of the dissolved Pacificap Entertainment, Inc., Michael Riley, joined the Board of Directors. The Company's Board now consists of: Michael Riley, Chairman of the Board; Ed Litwak, Director, and Don Parsons, Director. Ed Litwak and the Company have entered into a three year Employment Agreement, and he will serve as interim President through June of 2004 or until a suitable replacement is found, after which time Mr. Litwak shall become President of the Cavalcade Broadcast Division of the Company. Management believes that this change of business direction will increase our profitability and the total value of the corporation to our investors.

As scheduled in the Plan, a short form merger was filed by Cavalcade of Sports Media, Inc. and its wholly owned subsidiary, Pacificap Entertainment, Inc. Contemporaneously with the closing, the Company's name changed to Pacificap Entertainment Holdings, Inc.

To effectuate the short form merger, the Company complied with the merger statutes of Nevada and California, which entailed the filing of Articles of Merger and Plan and Agreement of Reorganization with the Secretary of State of Nevada, and the filing of a Certificate of Ownership with the Secretary of State of California which reflected that Pacificap Entertainment, Inc. was wholly owned (100%) by Cavalcade of Sports Media, Inc. The new symbol for the Company is "PFEH".

MEMORANDUM OF UNDERSTANDING WITH ITN MEDIA

On January 13, 2004, we signed a memorandum of understanding with ITN Media Services, Inc. to acquire 100% of that entity in a stock and cash transaction. We are seeking funding to finalize this acquisition, among other things. ITN Media Services, Inc. We believe that by the middle of the second quarter, we will close on our funding and complete this transaction.

ITN Media, which operates under the name "MediaOne", is a leading independent originator, repurposer and distributor of video content on the West Coast, providing services for broadcasters worldwide. Its services include origination and transmission of 24-hour programming for a variety of broadcast and cable clients (CNN, Fox News, MSNBC) while also providing state-of-the-art large venue connectivity solutions. MediaOne transmits via satellite, fiber and Internet from its in-house studios as well as from dedicated remote origination locations. With its unique model of pre-wired infrastructure, it is presently the exclusive host broadcast provider for the San Francisco Giants and Pacific Bell Park.

We plan to further strengthen MediaOne's reach in the international media market by merging its existing broadcast capabilities with Pacificap's Cavalcade of Sports division (www.cavalcadetv.com), utilizing our comprehensive library of sports programming to provide sports content to cable and satellite carriers on an ongoing basis.

ITEM 2. DESCRIPTION OF PROPERTY

Offices

We maintain our principal office at 12868 Via Latina, Del Mar, California 92014 until August 2003. Our telephone number at that office is (858) 481-2207 and our facsimile number is also (858) 481-2207. The office space, which is provided to us for $3,200 per month, has approximately 2,200 square feet, consisting of two separate offices, a conference room, a small kitchen and a bathroom. Starting September 2003, we share office space with Outlook Films, Inc. on a month-to-month basis in Beverly Hills, California at a rate of approximately $2,200 per month.

Film Library

Our film library consists of approximately several hundred tapes, many of which have been transferred to Beta SP format and some of which are in the process of being transferred. As of the date of this annual report, we own approximately 5,000 hours of sports footage, of which approximately 3,500 hours have been digitized.

During the year ended December 31, 2003, we performed an evaluation of our film library for purposes of determining the implied fair value of the assets at December 31, 2003. The test indicated that the recorded remaining book value of our film library exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $372,304, net of tax, or $0.12 per share during the year ended December 31, 2003 to reduce the carrying value of the film library to its estimated value of $0.

ITEM 3. LEGAL PROCEEDINGS

With the exception of the actions described below, we are not aware of any legal proceedings pending, threatened or contemplated against any of our officers or directors, respectively, in their capacities as such.

On March 12, 2003, a complaint was filed in the Supreme Court of the State of New York, County of New York County entitled Simon Deutsche v. Cavalcade of Sports Media, Inc. (Index No. 108721/2003) for a recovery on a Capital Note of $10,000 plus interest. On June 2, 2003, the Court granted summary judgment in favor of Simon Deutsche and against Cavalcade in the amount of $15,694.45.

On December 17, 2003, we received a copy of an SEC letter complaint written by Randal Crawford, an investor in a company called WSPN. Investors in that entity were offered shares of Cavalcade of Sports Media, Inc. upon the filing of a registration by the Company and the delivery of WSPN shares to the company by the holder for an exchange. This office has been in touch with Randal Crawford and he has agreed to withdraw his complaint.

On March 19, 2004, the Company received a letter from attorney's for Banbino's Cafe requesting damages in the amount $1,350 for its receipt of an unsolicited fax transmission allegedly from the Company in violation of Federal Law, 47 USC
227. The Company has represented that it had no knowledge of any fax solicitation campaign and does not believe that the plaintiff will prevail if a complaint is filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of 2003.

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

The following table sets forth the quarterly quotes of high and low prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 2002 and 2003.

 Fiscal 2002                           High      Low

June 30, 2002                          $3.30    $0.82
September 30, 2002                     $0.65    $0.55
December 31, 2002                      $0.48    $0.31

  Fiscal 2003

March 31, 2003                         $0.20    $0.04
June 30, 2003                          $0.06    $0.02
September 30, 2003                     $1.01    $0.05
December 31, 2003 (1)                  $2.05    $2.45

(1) The figures for the fourth quarter of 2003 reflect the 1 for 30 reverse split effectuated on September 4, 2003.

The source of this information is Yahoo Historical Stock Quotes and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Number of Stockholders

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 1,436.

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

On January 14, 2002, we issued 1,667 shares of our Common Stock to a sports broadcasting consultant in exchange for investment in a baseball team.

On March 4, 2002, we issued 8,333 shares to an attorney in exchange for legal services.

On June 4, 2002, we issued a total of 18,890 shares of our Common Stock to three consultants for their digital cable marketing, broadcasting and related services. Also in June, we issued 2,667 shares in exchange for a $100,000 debt.

In July of 2002, we issued 717 shares to two consultants in exchange for advertising and legal work. Also in July, we issued 159,653 shares in connection with our acquisition of Cineports.com.

On August 13, 2002, we issued 467 shares to Michael Carroll for his service on our Advisory Board of Directors, and 1,066 shares to a consultant for his website development services. 600 shares were issued to a consultant for services rendered.

On September 19, 2002, we issued 10,000 shares of our Common Stock to two individuals in exchange for their marketing consulting services.

In October of 2003, we issued 507 shares in exchange for accrued interest of a loan made to the Company.

On October 11, 2002, we issued 4,000 shares of our Common Stock to two consultants in exchange for their marketing services.

On October 24, 2002, we issued to a single investor 18,019 shares of our Common Stock for an investment of $125,000.

On November of 2002, we issued 1,084 shares of our Common Stock in exchange for loans and accrued interest made to the Company by two individuals.

On November 11, 2002, we issued 1,997 to Robert Stulman for his service as Secretary of the Company.

On November 21, we issued 50,000 shares of our Common Stock to investors in exchange for cash of $40,200, net of costs and fees.

On December 30, 2002, we issued 9,333 shares to a consultant in exchange for financial advisory services.

SALES OF UNREGISTERED SECURITIES DURING 2003

Each of the issuances described below is considered by the Company to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On January 11, 2003, we issued 9,167 shares of our Common Stock to two attorneys for legal services rendered.

On February 18, 2003, we issued to a single investor 6,667 shares of our Common Stock for an investment of $7, 977, net of costs and fees.

On March 5, 2003, we issued 6,667 shares of our Common Stock to a consultant for general business consulting services rendered.

On April 9, 2003, we issued 22,960 shares of our Common Stock for financing expenses in connection with debt obligations of the Company.

On April 9, 2003, we issued to a single investor 4,334 shares of our Common Stock for an investment of $5,000, net of costs and fees

On April 22, 2003, we issued 22,223 shares of our Common Stock for expenses paid on behalf of the Company.

On May 7, 2003 we issued 2,591 shares of our Common Stock for financing expenses in connection with debt obligations of the Company.

On May 19, 2003 we issued to a single investor 13,333 shares of our Common Stock for an investment of $10,000, net of costs and fees.

On May 21, 2003, we issued 22,167 shares of our Common Stock for expenses paid on behalf of the Company.

On May 30, 2003, we issued to a single investor 3,333 shares of our Common Stock for an investment of $5,000, net of costs and fees.

On July 8, 2003, we issued 3,517 shares of our Common Stock to five consultants for general and accounting services rendered.

On July 15, 2003, we issued 14,333 shares of our Common Stock for a settlement of debt owed by the Company.

On July 23, 2003, we issued 10,333 shares of our Common Stock to two consultants for general business consulting services rendered.

On July 31, 2003, we issued 37,487 shares of our Common Stock for financing expenses in connection with our debt obligations of the Company.

On August 5, 2003, we issued 9,333 shares of our Common Stock to two consultants for general business consulting services rendered

On August 8, 2003, we issued 3,333 shares of our Common Stock to a consultant for general business consulting services rendered.

On August 11, 2003, we issued 10,000 shares of our Common Stock to a consultants for legal services rendered.

On August 11, 2003, we issued 32,000 shares of our Common Stock for a settlement of debt owed by the Company.

On August 12, 2003, we issued 15,000 shares of our Common Stock to a consultant for general business consulting services rendered.

On August 14, 2003, we issued 11,667 shares of our Common Stock for a settlement of debt owed by the Company.

On September 2, 2003, we issued 2,917 shares of Common Stock to a consultant for general business consulting services rendered.

On September 22, 2003, we issued 262,000 shares of Common Stock to two consultants for general business consulting services rendered.

On October 24, 2003, we issued 960,000 shares of Common Stock to twenty four consultants for legal, accounting and general business consulting services rendered.

On November 3, 2003, we issued 10,000 shares of Common Stock for interest costs in connection with a debt obligation of the Company.

On November 25, 2003, we issued 43,000 shares of Common Stock to four consultants for general business consulting services rendered.

On November 26, 2003, we issued 14,000 shares of Common Stock for financing expenses in connection with debt obligations of the Company.

On November 27, 2003, we issued 18,000,000 shares of Common Stock under a Plan and Agreement of Reorganization whereby the Company's shares were exchanged for equal number of shares in Pacificap Entertainment Holdings, Inc.

On December 11, 2003, we issued 4,500 shares of Common Stock to a consultant for general business consulting services rendered.

On December 12, 2003, we issued 25,000 shares of Common Stock to a consultant for general business consulting services rendered.

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

Overview

Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

     o    business combinations

     o    stock-based compensation.

Business combinations

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

     The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

     Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Results of Operations

The Company is in the development stage and to date, and has not generated revenues. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this annual report concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors., including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2004 from actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From our inception through December 31, 2003, the Company had not generated any revenues and have incurred cumulative losses of $43,381,825. Incurred this year and as part of the cumulative loss was a recapitalization charge to earning of $29,160,000 as part of a reorganization plan with Pacificap Entertainment Holdings, Inc. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, product development costs and professional services rendered.

Liquidity and Capital Resources

As of December 31, 2003, the Company had a working capital deficit of $2,803,641 as compared to a deficit of $2,071,983 as of December 31, 2002. From the Company's inception to December 31, 2003; the Company has incurred a operating cash flow deficit of $1,655,053 which as been principally financed through the issuance of capital and other notes payable of $1,268,665 (net of repayments); private placement of our common stock of $272,200 and advances from Company shareholders and officers of $264,813.

While the Company has raised funds to meet its working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. Although the Company is seeking financing to support its working capital needs, the Company has no commitments or assurances that it will be successful in raising the funds required.

The Company believes that it will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

The independent auditor's report on the Company's December 31, 2003 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement did not have a material impact on the Company's results of operations or financial positions.

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

Number of Employees

From our inception through the period ended December 31, 2003, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of four (4) full and part time employees during the next 12 months. These employees will be Ed Litwak, our Chief Executive Officer, Michael Riley, our President, a CFO/ Treasurer to be hired, a National Distribution Manager and an Administrative Assistant. The Company has entered into an three year Employment Agreement with Ed Litwak.

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

Limited Operating History Anticipated Losses; Uncertainty of Future Results

We have refocused our business plan from that of a nostalgic sports channel to a film financing company. Therefore, we have a limited operating history upon which an evaluation of our Company and our prospects can be based. We feel that our decision to change direction was in the best interest of our present and future shareholders; however, we are in the position of a company with very limited operating history.

Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which we intend to operate and the acceptance of our business model. We will be incurring costs to to establish marketing relationshipsand to to build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of viewers we are able to attract, the rates which we can charge for the advertising, our ability to deliver content, customer acceptance of our nostalgic concept, customer perception of value (as compared with premium or other satellite packages), and our sales receivables. (See "Description of Business").

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

We have had limited working capital and we are relying upon capital notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to: (i) provide working capital to meet our general and administrative costs until net revenues make the business self- sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

New Business

We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Messrs Litwak and Riley our President and Chairman of the Board, respectively.

If we lost the services of Mr. Litwak or Mr. Riley or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. At present, we do not have employment contracts with any other of our officers or members of Management. We do not maintain key man life insurance on any of our Management.

Limited Number of Independent Directors

There is no guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors. Presently, Don Parsons is our only outside Director.

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

The present officers and directors own 13.08% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See "Security Ownership of Certain Beneficial Owners and Management")

Management of Potential Growth

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

Competition could reduce the market share of our businesses and harm our financial performance.

ITEM 7. FINANCIAL STATEMENTS

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A Development Stage Company)

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)

                          Index to Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Page No
                                                                                                ---------
Report of Independent Certified Public Accountants                                                 F-3
Consolidated Balance Sheets at December 31, 2003 and 2002                                          F-4
Consolidated Statements of Losses for the years ended December 31, 2003 and 2002, and
for the period July 29, 1997 (date of inception) to December 31, 2003                              F-5
Consolidated Statements of Deficiency in Stockholders' Equity for the years ended
December 31, 2003 and 2002, and for the period July 29, 1997 (date of inception) to
December 31, 2003                                                                               F-6 ~ F-10
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002,
and for the period July 29, 1997  (date of inception) to December 31, 2003                     F-15 ~ F-17
Notes to Consolidated Financial Statements                                                     F-18 ~ F-36

                    RUSSELL BEDFORD Stefanou MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Pacificap Entertainment Holdings, Inc.
Del Mar, California

     We have audited the accompanying consolidated balance sheets of Pacificap Entertainment Holdings, Inc. (formerly Cavalcade of Sports Media, Inc.) and its wholly-owned subsidiaries (the "Company"), a development stage Company, as of December 31, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended and for the period July 29, 1997 (date of inception) to December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and from July 29, 1997 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



                                  /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                      Russell Bedford Stefanou Mirchandani LLP
                                      Certified Public Accountants
McLean, Virginia
April 16, 2004

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 and 2002

                                                                         2003                      2002
ASSETS
Current assets:
Cash and cash equivalents                                          $       1,062          $          4,295
                                                                   -------------          ----------------
Total current assets                                                       1,062                     4,295

Property, plant and equipment:
Office furniture, net of accumulated depreciation of
$1,020 and $680 at December 31, 2003 and 2002,
respectively                                                                 670                     1,010

Other assets:

Film library, at cost (Note D)                                                 -                   372,304

Total assets                                                       $       1,732         $         377,609
                                                                   =============         =================
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note E)                     $     979,137         $         483,158

Other accrued liabilities (Note G)                                       380,000                   380,000

Notes payable (Note F)                                                 1,136,165                   983,165

Advances from related parties (Note I)                                   264,401                   184,955

Other advances                                                            45,000                    45,000
                                                                 ---------------         -----------------
Total current liabilities                                              2,804,703                 2,076,278


Commitments and contingencies (Note L)                                         -                         -

Deficiency in stockholders' equity: (Note G)
Preferred stock, par value, $0.001 per share;
50,000,000 shares authorized; none issued and
outstanding at December 31, 2003 and December 31, 2002                         -                         -
Common stock, par value, $0.001 per share; 300,000,000
shares authorized ; 21,818,255 and 624,700 shares
issued at December 31, 2003 and December 31, 2002,
respectively                                                              21,818                       625

Additional paid-in-capital                                            40,557,036                 6,276,690

Deficit accumulated during development stage                         (43,381,825)               (7,975,984)
                                                               -----------------        ------------------
Total deficiency in stockholders' equity                              (2,802,971)               (1,698,669)

Total liabilities and deficiency in stockholders' equity          $        1,732         $         377,609
                                                               =================        ==================

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                        CONSOLIDATED STATEMENTS OF LOSSES


                                                                                             For the Period July
                                                                                               29, 1997 (Date of
                                                  For The Year Ended December 31                 Inception) to
                                                      2003                      2002            December 31, 2003
Costs and Expenses:                                   ----                      ----           -------------------
Selling, general and administrative              $     5,625,850       $     2,492,272            $   10,112,974
Acquisition of Pacificap Entertainment
Holdings, Inc. (Note B)                               29,160,000                     -                29,160,000
Acquisition of Cineports.com, Inc. (Note
B)                                                             -             2,248,461                 2,248,461
Impairment of film library (Note D)                      372,304                     -                   372,304

Impairment of investment (Note G)                              -                62,500                    62,500

Depreciation                                                 340                   340                   197,205
                                                -----------------     -----------------        ------------------
Total operating expenses                              35,158,494             4,803,573                42,153,444
                                                -----------------     -----------------        ------------------

Loss from operations                                 (35,158,494)           (4,803,573)              (42,153,444)

Other Income (expenses), net (Note E and
I)                                                             -               109,992                   114,758

Interest expenses, net                                  (247,347)             (222,751)                 (774,926)

                                                        (247,347)             (112,759)                 (660,168)

Loss from continuing operations, before
income taxes and discontinued operations             (35,405,841)           (4,916,332)              (42,813,612)

Income (taxes) benefit                                         -                     -                         -

Loss from continuing operations, before
discontinued operations                              (35,405,841)           (4,916,332)              (42,813,612)
                                                -----------------     -----------------        ------------------
Loss from discontinued operations                              -                     -                  (352,905)
Income (loss) on disposal of discontinued
operations, net                                                -                     -                    78,974

Net loss                                        $    (35,405,841)     $     (4,916,332)           $  (43,087,543)

Cumulative effect of accounting change
(Note C)                                                       -              (294,282)                 (294,282)
                                                -----------------     -----------------        ------------------

Net loss applicable to common shares            $    (35,405,841)     $     (5,210,614)              (43,381,825)
                                                =================     =================        ==================
Income (loss) per common share (basic and
assuming dilution) (Note J)                     $         (11.49)     $         (10.79)            $      (55.72)
                                                =================     =================        ==================
Continuing operations                           $         (11.49)     $         (10.79)            $      (55.37)
Discontinued operations                         $              -      $              -             $       (0.35)


Weighted average shares outstanding                    3,081,611               483,036                 778,534

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                                                                     Deficit
                                                                                 Common               Accumulated
                                                                                 Stock    Additional  During
                                            Preferred  Stock    Common   Stock   subscri   Paid       Development Treasury
                                             Shares    Amount   Shares   Amount  -ption   in Capital  Stage        Stock      Total
                                            ---------- ------- --------  ------- ---------- --------- ---------  -------- ----------
Shares issued at date of inception (July
29, 1997) to founders in exchange for
contribution of organization costs valued
at $27.38 per shares, as restated                  -  $      -      422  $     1 $      -  $ 11,552   $     -    $      -  $ 11,553

Net Loss                                           -         -        -        -        -         -         -           -         -
Balance at December 31, 1997                       -  $      -      422  $     1 $      -  $ 11,552         -    $      -  $ 11,553
                                          ==========  ======== ======== ======== ========= ======== ========= =========== ==========
Shares issued December 22, 1998 to
consultants in exchange for services
valued at $.054 per shares                         -         -   37,083       37        -     1,965         -           -     2,002
Shares issued December 22, 1998 to
President in exchange for debt valued at
$.054 per shares                                   -         -  277,778      278        -    14,722         -           -    15,000
Operating expenses incurred by principal
shareholder                                        -         -        -        -        -     8,925         -           -     8,925

Net loss                                           -         -        -        -        -         -  (212,773)          -  (212,773)
                                         ----------- --------- -------- -------- -------- --------- ----------  --------- ----------
Balance at December 31, 1998                       -   $     -  315,283 $    316 $      -  $ 37,164  (212,773)  $       -  (175,293)
                                         =========== ========= ======== ======== ======== ========= ========== ========== ==========
Shares issued on April 13, 1999 for cash
in connection with private placement at
$30.08 per share                                   -         -      133        -        -     4,000         -           -     4,000
Shares issued on April 13, 1999 to
consultants in exchange for services
valued at $30.00per share                          -         -    6,000        6        -   179,994         -           -   180,000
Shares issued May 28, 1999 in exchange
for services valued at $.001 per share       855,000       855        -        -        -         -         -           -       855
Contribution of shares to treasury o
September 30, 1999 by principal
shareholder                                        -         -  (94,048)       -        -        94         -         (94)        -
Shares issued on November 12, 1999 for
cash in connection with private placement
at $3.00 per share                                 -         -   33,333       33        -    99,967         -           -   100,000
Release of shares held in treasury and
acquisition of Cavalcade of Sports
Network, Inc on December 16, 1999                  -         -   94,048        -        -   282,050         -          94   282,144
Operating expenses incurred by principal
shareholder                                        -         -        -        -        -     6,000         -           -     6,000

Net Loss                                           -         -        -        -        -         -  (438,045)          -  (438,045)
                                         ----------- --------- -------- -------- --------  -------- ---------- ----------- ---------
Balance at December 31, 1999                 855,000  $    855  354,749 $    355  $     - $ 609,269  (650,818)          -   (40,339)
                                         =========== ========= ======== ======== ======== ========= ========== =========== =========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003


                                           Preferred     Stock        Common                      Common Stock    Additional Paid
                                            Shares        Amount      Shares      Stock Amount    Subscription       in Capital
                                           ---------     -------      --------    ------------    ------------    ---------------
Balance Forward
                                              855,000     $  855      354,749     $      355         $      -      $    609,269
Shares issued in March 2000 in exchange
for debt at $37.50 per share                        -          -        2,060              2                -            77,245
Shares issued March 28, 2000 in
exchange for services at $37.50 pershare            -          -           70              -                -             2,625
Shares issued April 27, 2000 in
exchange for services at $37.50 per
share                                               -          -          250              -                -             9,375
Shares issued May 8, 2000 in exchange
for services at $37.50 per share                    -          -          417              1                -            15,624
Shares issued May 17, 2000 in exchange
for services at 37.50 per share                     -          -          833              1                -            31,249
Shares issued June 2000 in exchange for
debt at $37.59 per share                            -          -          133              -                -             5,000
Shares issued June 2000 in exchange for
services at $37.46 per share                        -          -          589              1                -            22,082
Shares issued July 25, 2000 in exchange
for debt at $37.88 per share                        -          -           33              -                -             1,250
Shares issued August 2000, in exchange
for services at $37.50 per share                    -          -        2,167              2                -            81,248
Conversion of preferred stock on
September 18, 2000                          (855,000)      (855)            -              -                -                 -
Shares issued October 13, 2000, in
exchange for services at $37.86 per
share                                               -          -           35              -                -             1,325
Shares issued October 30, 2000 in
exchange for services at $37.48 per
share                                               -          -          667              1                -            24,999
Shares issued November 9, 2000 in
exchange for services at $37.65 per
share                                               -          -           83              -                -             3,125
Shares issued December 1, 2000 in
exchange for services at $36.76 per
share                                               -          -           17              -                -               625
Operating expenses incurred by
principal shareholder                               -          -            -              -                -             6,000

Net Loss                                            -          -            -              -                -                 -
                                          ----------- ---------- ------------    -----------        ---------      ------------
Balance at December 31, 2000                        -   $      -      362,103      $     363        $       -      $    891,041
                                          =========== ========== ============    ===========        =========      ============

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                  Deficit
                                                  Accumulated
                                                  During               Treasury
                                                  DevelopmentStage       Stock         Total
                                                  ----------------  ------------ --------------
Balance Forward
                                                       (650,818)              -        (40,339)
Shares issued in March 2000 in exchange
for debt at $37.50 per share                                  -               -         77,247
Shares issued March 28, 2000 in
exchange for services at $37.50 per
share                                                         -               -          2,625
Shares issued April 27, 2000 in
exchange for services at $37.50 per
share                                                         -               -          9,375
Shares issued May 8, 2000 in exchange
for services at $37.50 per share                              -               -         15,625
Shares issued May 17, 2000 in exchange
for services at 37.50 per share                               -               -         31,250
Shares issued June 2000 in exchange for
debt at $37.59 per share                                      -               -          5,000
Shares issued June 2000 in exchange for
services at $37.46 per share                                  -               -         22,083
Shares issued July 25, 2000 in exchange
for debt at $37.88 per share                                  -               -          1,250
Shares issued August 2000, in exchange
for services at $37.50 per share                              -               -         81,250
Conversion of preferred stock on
September 18, 2000                                            -               -           (855)
Shares issued October 13, 2000, in
exchange for services at $37.86 per
share                                                         -               -          1,325
Shares issued October 30, 2000 in
exchange for services at $37.48 per
share                                                         -               -         25,000
Shares issued November 9, 2000 in
exchange for services at $37.65 per
share                                                         -               -          3,125
Shares issued December 1, 2000 in
exchange for services at $36.76 per
share                                                         -               -            625
Operating expenses incurred by
principal shareholder                                         -               -          6,000

Net Loss                                               (856,968)              -       (856,968)
                                                   -------------     -----------    -----------
Balance at December 31, 2000                       $ (1,507,786)      $       -     $ (616,382)
                                                   =============     ===========    ===========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                               Preferred      Stock                                   Common Stock
                                Shares       Amount     Common Shares  Stock Amount   Subscription
                              ------------ ------------ -------------- -------------- --------------
Balance Forward                         -  $         -        362,103  $         363  $           -
Shares issued in January
2001, in exchange for
services at $37.50 per share            -            -          6,667              7              -
Shares issued in April
2001, in exchange for
services at $37.50 per share            -            -          4,000              4              -
Shares issued in April
2001, in exchange for
advances from officers at
$37.50 per share                        -            -          3,333              3              -
Shares issued in  2001, in
exchange for services at
$37.50 per share                        -            -          2,500              3              -
Shares issued in  2001, in
exchange for services at
$37.50 per share                        -            -          1,000              1              -
Fractional shares                       -            -             (5)             -              -
Shares canceled  in
November 2001, for services
that were not performed and
shares were previously
issued in October 2001                  -            -           (667)            (1)             -
Shares issued in December
2001, to board of directors
members for services at
37.50 per share                         -            -          2,100              2              -
Operating expenses incurred
by principal shareholder                -            -              -              -              -

Net loss                                -            -              -              -              -
                              ------------ ------------ -------------- -------------- --------------
Balance at December 31, 2001            -  $         -        381,031  $         382  $           -
                              ============ ============ ============== ============== ==============

           See accompanying notes to consolidated financial statements


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                              Deficit Accumulated
                                           Additional Paid     During Development      Treasury
                                              in Capital             Stage              Stock         Total
                                          ----------------- ----------------------- ------------- -------------
Balance Forward                           $        891,041  $           (1,507,786) $          -  $   (616,382)

Shares issued in January
2001, in exchange for
services at $37.50 per share                       249,993                       -             -       250,000
Shares issued in April
2001, in exchange for
services at $37.50 per share                       149,996                       -             -       150,000
Shares issued in April
2001, in exchange for
advances from officers at
$37.50 per share                                   124,997                                             125,000
Shares issued in  2001, in
exchange for services at
$37.50 per share                                    93,747                       -             -        93,750
Shares issued in  2001, in
exchange for services at
$37.50 per share                                    37,499                       -             -        37,500

Fractional shares                                        -                       -             -             -
Shares canceled  in
November 2001, for services
that were not performed and
shares were previously
issued in October 2001                             (24,999)                      -             -       (25,000)
Shares issued in December
2001, to board of directors
members for services at
37.50 per share                                     78,748                       -             -        78,750
Operating expenses incurred
by principal shareholder                             6,000                       -             -         6,000

Net loss                                                 -              (1,257,584)            -    (1,257,584)
                                          ----------------- ----------------------- ------------- -------------
Balance at December 31, 2001              $      1,607,022             $(2,765,370) $          -  $ (1,157,966)
                                          ================= ======================= ============= =============

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                                Preferred    Stock       Common     Stock
                                                                 Shares      Amount      Shares     Amount
                                                                ---------- ----------- ----------- ----------
Balance Forward                                                         -  $        -     381,031  $     382
Shares issued in January 2002, in exchange for investment at
$37.50 per share                                                        -           -       1,667          2
Shares issued in March 2002, in exchange for services at
$37.50 per share                                                        -           -       8,333          8
Shares issued in June 2002, in exchange for services at
approximately $40.15 per share                                          -           -      18,890         19
Shares issued in June 2002, in exchange for debts at $37.50
per share                                                               -           -       2,667          2
Shares issued in July 2002, in exchange for services at
$10.84 per share                                                        -           -         717          1
Shares issued in July 2002, in connection with acquisition of
Cineports.com, Inc. at approximately $7.50 per share (Note B)           -           -     159,653        160
Shares issued in August 2002, in exchange for services at
approximately $10.84 per share                                          -           -       2,133          2
Shares issued in September 2002, in exchange for services at
approximately $10.84 per share                                          -           -      10,000         10
Shares issued in October 2002, in exchange for services at
approximately $11.69 per share                                          -           -       4,000          4
Shares issued in October 2002 for cash in connection with
private placement at $6.94 per share                                    -           -      18,018         18
Shares issued in October 2002, in exchange for interest at
approximately $11.68 per share                                          -           -         507          -
Shares issued in November 2002, in exchange for services at
approximately $8.70 per share                                           -           -       1,667          2
Shares issued in November 2002 for cash in connection with
private placement at $10.20 per share                                   -           -       1,000          1
Shares issued in November 2002 for cash in connection with
private placement at $7.50 per share                                    -           -       4,000          4
Shares issued in November 2002, in exchange for debts at
$37.49 per share                                                        -           -         867          1
Shares issued in November 2002, in exchange for interest at
$37.56 per share                                                        -           -         217          -
Shares issued in December 2002, in exchange for services at
approximately $12.26 per share                                          -           -       9,333          9
Warrants issued in connection with acquisition of Cineports
(Note B)                                                                -           -           -          -
Options issued in exchange for services rendered (Note H)               -           -           -          -

Net loss                                                                -           -           -          -
                                                                ---------- ----------- ----------- ----------
Balance at December 31, 2002                                            -  $        -     624,700  $     625
                                                                ========== =========== =========== ==========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003
                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional       During
                                                                          Paid in      Development    Treasury
                                                                          Capital         Stage         Stock       Total
                                                                      -------------- --------------- ---------- -------------
Balance Forward                                                       $   1,607,022  $   (2,765,370) $       -  $ (1,157,966)
Shares issued in January 2002, in exchange for investment at
$37.50 per share                                                             62,498               -          -        62,500
Shares issued in March 2002, in exchange for services at
$37.50 per share                                                            312,492               -          -       312,500
Shares issued in June 2002, in exchange for services at
approximately $40.15 per share                                              758,356               -          -       758,375
Shares issued in June 2002, in exchange for debts at $37.50
per share                                                                    99,998               -          -       100,000
Shares issued in July 2002, in exchange for services at
$10.84 per share                                                              7,769               -          -         7,770
Shares issued in July 2002, in connection with acquisition of
Cineports.com, Inc. at approximately $7.50 per share (Note B)             1,197,237               -          -     1,197,397
Shares issued in August 2002, in exchange for services at
approximately $10.84 per share                                               23,127               -          -        23,129
Shares issued in September 2002, in exchange for services at
approximately $10.84 per share                                              108,410               -          -       108,420
Shares issued in October 2002, in exchange for services at
approximately $11.69 per share                                               46,736               -          -        46,740
Shares issued in October 2002 for cash in connection with
private placement at $6.94 per share                                        124,982               -          -       125,000
Shares issued in October 2002, in exchange for interest at
approximately $11.68 per share                                                5,920               -          -         5,920
Shares issued in November 2002, in exchange for services at
approximately $8.70 per share                                                14,498               -          -        14,500
Shares issued in November 2002 for cash in connection with
private placement at $10.20 per share                                        10,199               -          -        10,200
Shares issued in November 2002 for cash in connection with
private placement at $7.50 per share                                         29,996               -          -        30,000
Shares issued in November 2002, in exchange for debts at
$37.49 per share                                                             32,499               -          -        32,500
Shares issued in November 2002, in exchange for interest at
$37.56 per share                                                              8,150               -          -         8,150
Shares issued in December 2002, in exchange for services at
approximately $12.26 per share                                              114,371               -          -       114,380
Warrants issued in connection with acquisition of Cineports
(Note B)                                                                  1,051,065               -          -     1,051,065

Options issued in exchange for services rendered (Note H)                   661,365               -          -       661,365

Net loss                                                                          -      (5,210,614)         -    (5,210,614)
                                                                      -------------- --------------- ---------- -------------
Balance at December 31, 2002                                          $   6,276,690  $   (7,975,984) $       -  $ (1,698,669)
                                                                      ============== =============== ========== =============

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                                               Preferred    Share       Common       Share
                                                                                 Shares     Amount      Shares       Amount
                                                                               ----------- ---------- ------------ ----------
Balance forward                                                                         -  $       -      624,700  $     625
Shares issued in January 2003 in exchange for services at approximately
$4.63 per share                                                                         -          -       56,300         56
Shares issued in February 2003 in exchange for services at $2.10 per share              -          -       36,683         37
Shares issued in February 2003 for cash in connection with private placement
at $1.20 per share                                                                      -          -        6,667          6
Shares issued in February 2003 in exchange for services at $1.50 per share              -          -        6,667          6
Shares issued in April, 2003 in exchange for services at $.90 per share                 -          -       14,000         14
Shares issued in April 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                          -          -       22,222         22
Shares issued in April 2003 in exchange for financing expenses at $.90 per
share                                                                                   -          -       22,960         23
Shares issued in April 2003 for cash in connection with private placement at
$1.20 per share                                                                         -          -        4,333          4
Shares issued in May 2003 in exchange for financing expenses at $1.65 per
share                                                                                   -          -        2,591          3
Shares issued in May 2003 in exchange for services at $1.50 per share                   -          -       17,667         18
Shares issued in May 2003 for cash in connection with private placement at
$.90 per share                                                                          -          -       16,667         17
Shares issued in May 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                          -          -       22,167         22
Shares issued in July 2003 in exchange for services at $2.10 per share                  -          -       13,850         14
Shares issued in July 2003 in exchange for debts at $.70 per share                      -          -       14,334         14
Shares issued in July 2003 in exchange for financing expenses at $3.60 per
share                                                                                   -          -       37,487         38
Shares issued in August 2003 in exchange for services at $3.14 per share                -          -       37,667         38
Shares issued in August 2003 in exchange for debts at $.81 per share                    -          -       43,667         44
Shares issued in September 2003 in exchange for services at $1.80 per share             -          -      264,916        265
Fractional shares issued in September 2003 due to rounding resulted from
reverse stock split                                                                     -          -        1,210          1
Shares issued in October 2003 in exchange for financing expenses at $2.00
per share                                                                               -          -       50,000         50
Shares issued in October 2003 in exchange for services at $1.59 per share               -          -    2,405,000      2,405
Shares issued in November 2003 in exchange for services at $1.18 per share              -          -       43,000         43
Shares issued in November 2003 in exchange for interest expenses at $1.25
per share                                                                               -          -       10,000         10
Shares issued in November 2003 in exchange for financing expenses at $1.75
per share                                                                               -          -       14,000         14
Shares issued in December 2003 in exchange for services at $1.28 per share              -          -       29,500         29
Shares issued in connection with acquisition of Pacificap (Note B)                      -          -   18,000,000     18,000

Net loss                                                                                -          -            -          -
                                                                               ----------- ---------- ------------ ----------
Balance at December 31, 2003                                                            -  $       -   21,818,255  $  21,818
                                                                               =========== ========== ===========  ==========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003
                                                                                               Deficit
                                                                                              Accumulated
                                                                               Additional       during
                                                                                Paid in       Development   Treasury
                                                                                Capital          Stage        Stock        Total
                                                                             --------------- -------------- ----------- ------------
Balance forward                                                              $    6,276,690  $  (7,975,984) $        -  $(1,698,669)
Shares issued in January 2003 in exchange for services at approximately
$4.63 per share                                                                     260,434              -           -      260,490
Shares issued in February 2003 in exchange for services at $2.10 per share           77,000              -           -       77,037
Shares issued in February 2003 for cash in connection with private placement
at $1.20 per share                                                                    7,994              -           -        8,000
Shares issued in February 2003 in exchange for services at $1.50 per share            9,994              -           -       10,000
Shares issued in April, 2003 in exchange for services at $.90 per share              12,586              -           -       12,600
Shares issued in April 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                       19,978              -           -       20,000
Shares issued in April 2003 in exchange for financing expenses at $.90 per
share                                                                                20,641              -           -       20,664
Shares issued in April 2003 for cash in connection with private placement at
$1.20 per share                                                                       4,996              -           -        5,000
Shares issued in May 2003 in exchange for financing expenses at $1.65 per
share                                                                                 4,272              -           -        4,275
Shares issued in May 2003 in exchange for services at $1.50 per share                25,882              -           -       25,900
Shares issued in May 2003 for cash in connection with private placement at
$.90 per share                                                                       14,983              -           -       15,000
Shares issued in May 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                       19,978              -           -       20,000
Shares issued in July 2003 in exchange for services at $2.10 per share               29,006              -           -       29,020
Shares issued in July 2003 in exchange for debts at $.70 per share                    9,986              -           -       10,000
Shares issued in July 2003 in exchange for financing expenses at $3.60 per
share                                                                               134,915              -           -      134,953
Shares issued in August 2003 in exchange for services at $3.14 per share            117,762              -           -      117,800
Shares issued in August 2003 in exchange for debts at $.81 per share                 35,456              -           -       35,500
Shares issued in September 2003 in exchange for services at $1.80 per share         280,085              -           -      280,350
Fractional shares issued in September 2003 due to rounding resulted from
reverse stock split                                                                      (1)             -           -            -
Shares issued in October 2003 in exchange for financing expenses at $2.00
per share                                                                            99,950              -           -      100,000
Shares issued in October 2003 in exchange for services at $1.59 per share         3,826,895              -           -    3,829,300
Shares issued in November 2003 in exchange for services at $1.18 per share           50,707              -           -       50,750
Shares issued in November 2003 in exchange for interest expenses at $1.25
per share                                                                            12,490              -           -       12,500
Shares issued in November 2003 in exchange for financing expenses at $1.75
per share                                                                            24,486              -           -       24,500
Shares issued in December 2003 in exchange for services at $1.28 per share           37,871              -           -       37,900
Shares issued in connection with acquisition of Pacificap (Note B)               29,142,000              -           -   29,160,000

Net loss                                                                                  -    (35,405,841)          -  (35,405,841)
                                                                             --------------- -------------- ----------- ------------
Balance at December 31, 2003                                                 $   40,557,036  $( 43,381,825) $        -  $(2,802,971)

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  For the Period
                                                                                                                July 29, 1997(Date
                                                                       For The Year Ended December 31,           of Inception) to
                                                                           2003                  2002            December 31, 2003
                                                                   ------------------     ------------------     ------------------
Cash flows from operating activities:
Net loss for the period from continuing operations                 $     (35,405,841)     $      (5,210,614)     $     (43,107,894)
Loss from discontinued operations                                                  -                      -               (352,905)
Disposal of business segment, net                                                  -                      -                 78,974
Adjustments to reconcile net losses  to net cash (used in)
operating activities:
Cumulative effect of accounting change                                             -                294,282                294,282
Depreciation                                                                     340                    340                197,205
Organization and acquisition costs expensed                                        -                      -                 11,553
Common stock issued in exchange for services (Note G)                      4,731,144              1,385,814              7,087,796
Common stock issued in exchange for previously incurred debt
(Note G)                                                                           -                      -                233,498
Common stock issued in exchange for interest (Note G)                         12,500                 14,070                 26,570
Common stock issued in exchange for expenses paid by shareholders
(Note G and I)                                                                40,000                      -                 65,000
Common stock issued in connections with acquisition of Pacificap
(Note B and G)                                                            29,160,000                      -             29,160,000
Common stock issued in exchange for financing expenses (Note F
and G)                                                                       284,392                      -                284,392
Common stock issued in connection with acquisition of Cineports
(Note B and G)                                                                     -              1,197,396              1,197,396
Warrants issued in connection with acquisition of Cineports (Note
B and H)                                                                           -              1,051,065              1,051,065
Stock options issued in exchange for services rendered (Note H)                    -                661,365                661,365
Preferred stock issued in exchange for services (Note G)                           -                      -                    855
Conversion of preferred stock (Note G)                                             -                      -                   (855)
Write off of  acquired asset                                                       -                      -                  5,000
Write off of  un-collectable other receivable (Note I)                             -                 30,000                 30,000
Debt forgiveness from creditors (Note E)                                           -               (139,992)              (139,992)
Write off of capitalized production costs (Note D)                                 -                150,273                150,273
Write off of other investment previously paid with common stock
(Note G)                                                                           -                 62,500                 62,500
Expenses paid by principal shareholders (Note I)                              90,090                      -                117,015
Impairment of film library (Note D)                                          372,304                      -                372,304
(Increase) decrease in:
Other receivable (Note I)                                                          -                      -                (30,000)
Increase (decrease)  in:
Accounts payable and accrued expenses, net                                   495,980                304,731                889,550
                                                                   ------------------     ------------------     ------------------
Net cash (used in) operating activities                            $        (219,091)     $        (198,770)     $      (1,655,053)

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                               For the Period
                                                                                                             July 29, 1997(Date
                                                                       For The Year Ended December 31,        of Inception) to
                                                                             2003                2002         December 31, 2003
                                                                      ------------------  ------------------  ------------------
Cash flows from investing activities:
Acquisition of film library and footage production costs              $               -                   -   $        (183,080)
Acquisition of office furniture                                                       -                   -              (1,690)
Cash acquired in connection with acquisition                                          -                   -              35,207
Net cash (used in) investing activities                                               -                   -            (149,563)
Cash flows from financing activities:
Advances from related parties, net of repayments                                 34,858              (8,844)            219,813
Other advances, net                                                                   -                   -              45,000
Proceeds from issuance of notes payable                                         153,000              31,250           1,268,665
Proceeds from issuance of common stock (Note G)                                  28,000             165,200             272,200
                                                                      ------------------  ------------------  ------------------
Net cash provided by financing activities                                       215,858             187,606           1,805,678

Net decrease in cash and equivalents                                             (3,233)            (11,164)              1,062
Cash and cash equivalents at the beginning of the period                          4,295              15,459                   -
                                                                      ------------------  ------------------  ------------------
Cash and cash equivalents at the end of the period                    $           1,062   $           4,295   $           1,062
                                                                      ==================  ==================  ==================

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                               For the Period July
                                                                                                                 29, 1997(Date of
                                                                        For The Year Ended December 31,          Inception) to
                                                                             2003               2002           December 31, 2003
                                                                      ------------------  ------------------  ------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                              $               -   $               -   $               -
Cash paid during the period for taxes                                                 -                   -                   -
Common stock issued in exchange for services (Note G)                         4,731,144           1,385,814           7,087,796
Common stock issued in exchange for previously incurred
debt (Note G)                                                                         -                   -             233,498
Common stock issued in exchange for interest (Note G)                            12,500              14,070              26,570
Common stock issued in exchange for expenses paid by
shareholders (Note G and I)                                                      40,000                   -              65,000
Common stock issued in connections with acquisition of
Pacificap (Note B and G)                                                     29,160,000                   -          29,160,000
Common stock issued in exchange for financing expenses
(Note F and G)                                                                  284,392                   -             284,392
Common stock issued in connection with acquisition of
Cineports (Note B and G)                                                              -           1,197,396           1,197,396
Warrants issued in connection with acquisition of Cineports
(Note B and H)                                                                        -           1,051,065           1,051,065
Stock options issued in exchange for services rendered
(Note H)                                                                              -             661,365             661,365
Preferred stock issued in exchange for services (Note G)                              -                   -                 855
Conversion of preferred stock (Note G)                                                -                   -                (855)
Write off of  acquired asset                                                          -                   -               5,000
Write off of  un-collectable other receivable (Note I)                                -              30,000              30,000
Debt forgiveness from creditors (Note E)                                              -            (139,992)           (139,992)
Write off of capitalized production costs (Note D)                                    -             150,273             150,273
Write off of other investment previously paid with common
stock (Note G)                                                                        -              62,500              62,500
Impairment of film library (Note D)                                             372,304                   -             372,304
Expenses paid by principal shareholders (Note I)                                 90,090                   -             117,015
Common stock issued in exchange for other advances                               45,500                   -              45,500
Accrued interest paid by principal shareholder                                        -                                       -
Acquisition:
Assets acquired                                                                       -                   -             379,704
Goodwill                                                                              -                   -             490,467
Accumulated deficit                                                                   -                   -                   -
Liabilities assumed                                                                   -                   -            (588,027)
Common stock Issued                                                                   -                   -            (282,144)
                                                                      ------------------  ------------------  ------------------
Net cash paid for acquisition                                         $               -   $               -   $               -
                                                                      ==================  ==================  ==================
Liabilities disposed of in disposition of business, net               $               -   $               -   $          79,374
                                                                      ==================  ==================  ==================
Net cash received in disposition of business                          $               -   $               -   $               -
                                                                      ==================  ==================  ==================

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the "Company"), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003, the Company has accumulated losses of $43,381,825.

Change of Control

On September 19, 2003, the Company completed a Plan and Agreement of Reorganization ("Plan") with Pacificap Entertainment Holdings, Inc., a private-held company organized under the laws of the State of California with no significant assets or operations. Pursuant to the Plan, all previously outstanding common stock owned by Pacificap stockholders was exchanged for an aggregate of 18,000,000 shares of the Company's common stock.

As a result of the transaction, the Company's control changed and the Company's new management took the following steps to restructure the Company:

     o Changed the Company's name to Pacificap Entertainment Holdings, Inc. from Cavalcade of Sports Media, Inc.
     o Focused the Company's efforts on developing a film financing and marketing company modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing (see Note B).
     o The Company's Board of Directors effected a one for thirty reverse stock split (see Note G). All references in the consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

The consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2003 and 2002, and for the period from July 29, 1997 (date of inception) to December 31, 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2003 and 2002, and for the period from July 29, 1997 (date of inception) to December 31, 2003.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2003, 2002, and the period from July 29, 1997 (date of inception) to December 31, 2003.

Liquidity

To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $35,405,841 during the year ended December 31, 2003 and $5,210,614 during the year ended December 31, 2002. The Company's current liabilities exceeded its current assets by $2,803,641 as of December 31, 2003. For the period from inception through December 31, 2003, the Company has accumulated losses of $43,381,825. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2003 and 2002.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and 2002 and will adopt the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at December 31, 2003.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement did not have a material impact on the Company's results of operations or financial positions.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - BUSINESS COMBINATIONS

Cineports.com, Inc.

In July 2002, the Company acquired Cineports.com, Inc. ("Cineports") through an Agreement and Plan of Merger ("Agreement"). Pursuant to the Agreement, Cineports became a wholly-owned subsidiary of the Company.

In connection with the acquisition of Cineports, the Company issued to Cineports's shareholders a total of 159,653 shares (4,789,582 pre-split shares), or $1,197,396 (see Note G), of the Company's restricted common stock. The Company also agreed to issue to Cineports's shareholders 206,091 warrants (6,182,733 pre-split warrants), or $1,051,065 (see Note H), each giving the holder the right to purchase a share of the Company's common stock, within a two-year period after issuance, at an exercise price of $1.20 per share.

Cineports has no assets and liabilities and has no business activities as of December 31, 2003. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase, and accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE B - BUSINESS COMBINATIONS (Continued)

The following summarizes the acquisition of Cineports:

Issuance of 159,653 shares of common stock                     $ (1,197,396)
Issuance of 206,091 warrants                                     (1,051,065)
Assets acquired                                                            -
Liabilities assumed                                                        -
Acquisition costs                                                  2,248,461
                                                            ----------------
                                                                    $      -
                                                            ================

Pacificap Entertainment Holdings, Inc.

On September 19, 2003, the Company completed a Plan and Agreement of Reorganization ("Plan") with Pacificap Entertainment Holdings, Inc. ("Pacificap"), a private-held company organized under the laws of the State of California with no significant assets or operations. Pacificap is a film financing and marketing company and is uniquely modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing.

Pursuant to the Plan, all previously outstanding common stock owned by Pacificap stockholders was exchanged for an aggregate of 18,000,000 shares of the Company's common stock. The Company accounted the shares issued in November 2003 at the fair market value at the date of acquisition. Subsequent to the acquisition, the Company changed its name to Pacificap Entertainment Holdings, Inc.

The following summarizes the acquisition of Pacificap:

       Issuance of 18,000,000 shares of common stock             $ 29,160,000
       Assets acquired                                                      -
       Liabilities assumed                                                  -
                                                                 ------------
       Acquisition costs                                         $ 29,160,000
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

SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after December 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The Company adopted the provisions of this standard for its second quarter of fiscal 2002. F-20 PACIFICAP ENTERTAINMENT HOLDINGS, INC. (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.) (A development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142 (Continued)

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

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the year ended December 31, 2003 and 2002, and for the period from July 29, 1997 (date of inception) to December 31, 2003:

                                                                                                 For the period from
                                                                                                 July 29, 1997 (date
                                                                                                   of inception) to
                                                                  2003             2002            December 31, 2003
                                                                  ----             ----            ------------------
Net Loss                                                      $ (35,405,841)     $ (5,210,614)         $ (43,381,825)
Adjustments:
Amortization of goodwill
Impairment of goodwill
                                                                          -                 -                196,185
                                                                          -           294,282                294,282
                                                            ----------------    ----------------    -----------------
Adjusted net (loss)                                           $ (35,405,841)     $ (4,916,332)         $ (42,891,358)
Shares used to compute basic and diluted net loss per
common share                                                      3,081,611           483,036                778,534
Adjusted basic and diluted net loss per common share             $   (11.49)       $   (10.18)           $    (55.09)
                                                            ================    ================    =================
Reported basic and diluted net loss per common share             $   (11.49)       $   (10.79)           $    (55.72)
                                                            ================    ================    =================

NOTE D - FILM LIBRARY

The Company's film library is comprised of nostalgic sports film and footage. Cost principally consists of direct acquisition costs of the films and footage of previously televised programs and events, post-production costs, and production overhead. As of December 31, 2002, direct acquisition cost of the films was $372,304, and post production cost capitalized was $150,273. The company did not have any production activities for the year ended December 31, 2002, and does not anticipate to completing the production of the footages for distribution in the near future, due to lack of working capital. The Company therefore recognized a charge of $150,273 on the capitalized production costs to its operations for the year ended December 31, 2002 to reduce the carrying value of its film library.

During the year ended December 31, 2003, the Company management performed an evaluation of its intangible assets for purposes of determining the implied fair value of the assets at December 31, 2003. The test indicated that the recorded remaining book value of its film library exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $372,304, net of tax, or $0.12 per share during the year ended December 31, 2003 to reduce the carrying value of the film library to its estimated value of $ 0. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are as follows:

                                              2003                    2002
                                              ----                    ----
        Accounts payable                   $ 316,820               $  82,811
        Accrued interest                     662,317                 400,347
                                       --------------            ------------
        Total                              $ 979,137               $ 483,158
                                       ==============            ============

For the year ended December 31, 2002, one of the Company creditors agreed to reduce the balance due and legally released the Company from its obligation of $139,992. The Company recorded the amount as other income in connection with the extinguishment of the debt.

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 are as follows:

                                                                                2003                   2002
                                                                                ----                   ----

 12 %  convertible  subordinated  payable,  unsecured and due
 December  31,  2000;  Noteholder  has the  option to convert unpaid  note  principal  together  with  accrued  and unpaid interest  to the  Company's  common  stock  thirty (30) days following  the  effectiveness  of  the  registration  of the
 Company's common stock under the Securities Act of 1933 at a rate of $1.25 per share.  In the event the unpaid  principal amount of the notes,  together  with any  accrued and unpaid interest, are not converted, or paid in full by December 31,
 2000,  then interest  accrues at 18% per annum until paid in full.  The Company is in default under the terms of the Note
 Agreements.                                                                  $ 457,000              $ 457,000

12 % convertible subordinated payable, unsecured and due December 31, 2001;
 Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common stock under the Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2001, then interest accrues at 18% per annum until paid in full. The Company is in default under the terms of the Note
 Agreements.                                                                    342,500                342,500

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE F - NOTES PAYABLE (Continued)

                                                    (Continued)
                                                                                        2003                   2002
                                                                                        ----                   ----


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
                                                                                        31,250                 31,250
 Note payable on demand to accredited investor; interest payable monthly at 18%
 per annum; unsecured; guaranteed by the Company's President
                                                                                        52,415                 52,415
 Note payable on demand to accredited investor; interest payable monthly at 18%
 per annum; unsecured; guaranteed by the Company's
 President                                                                             100,000                100,000

 Note payable on demand to accredited investor; interest  payable

 monthly at 8% per annum; unsecured                                                    153,000
                                                                                ---------------           -------------
                                                                                                                    -
                                                                                     1,136,165                983,165
 Less: current portion                                                              (1,136,165)              (983,165)
                                                                                ---------------           -------------
                                                                                  $          -             $        -
                                                                                ===============           =============

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2003, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders as of December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. Total financing expenses charged to operations during the year ended December 31, 2003 amounted $ 284,392 (see Note
G).

NOTE G - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of December 31, 2003 and 2002, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 21,818,255 and 624,700 shares of common stock issued and outstanding as of December 31, 2003 and 2002, respectively.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - CAPITAL STOCK (Continued)

The Company's predecessor was Tren Property Corp., an inactive company with no significant operations incorporated under the laws of the State of Delaware in July 1997. The Company issued 422 shares of common stock to the initial shareholders in exchange for initial organization costs. The stock issued was valued at $11,553, which represents the fair value of the services received.

In April 1998, the shareholders of Tren Property Corp. exchanged all of their outstanding shares on a share for share basis for shares of the common stock of Gemma Global, Inc., an inactive company with no significant operations, organized under the laws of the State of Nevada ("Company"). Tren Property Corp. changed its name to Gemma Global, Inc.

In December 1998, the Company issued 37,083 shares of common stock to non-employees in exchange for legal and financial advisory services rendered to the Company. The stock issued was valued at approximately $2,002 per share, which represents the fair value of the services received, which did not differ materially from the value of the stock issued.

In December 1998, the Company issued 277,778 shares of common stock in exchange for a $15,000 loan payable to the Company's principal shareholder and Chief Executive Officer.

In March 1999, the Company was renamed Pioneer 2000, Inc. In December 1999 the Company was renamed Cavalcade of Sports Media, Inc.

In April 1999, the Company issued 133 shares of common stock in exchange for $4,000 in connection with a private placement memorandum.

In April 1999, the Company issued 6,000 shares of common stock to a non-employee in exchange for financial advisory services rendered to the Company. The stock issued was valued at $180,000, which represents the fair value of the stock issued, which did not differ materially from the value of the services received.

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

In December 1999, the Company issued 33,333 shares of common stock in exchange for $75,000 and payment of $ 25,000 of Company expenses, in connection with a private placement to accredited investors.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - CAPITAL STOCK (Continued)

In connection with the acquisition of Cavalcade of Sports Network, Inc. in December 1999, the Company assumed $380,000 of liability representing advances by private investors to Cavalcade of Sports Network, Inc. Subject to the Company registering its common stock, the Company has agreed to offer shares of the Company's common stock to the investors in exchange for the advances based upon the price per share of the registration.

In September 2000, the holders of the Company's preferred stock elected to convert their shares to common stock of Global Group International, Inc. The Company cancelled all previously issued and outstanding 855,000 shares of the convertible preferred stock.

During the year ended December 31, 2000, the Company issued 2,226 shares of common stock in exchange for debts assumed by the Company in connection with its acquisition of Cavalcade of Sports Network, Inc. The Company valued the shares issued at $83,497, which approximated the fair value of the shares at the dates of issuance.

During the year ended December 31, 2000, the Company issued 5,128 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $192,283, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation cost of $192,283 was charged to income during the year ended December 31, 2000.

During the year ended December 31, 2001, the Company issued 15,600 shares of the Company's common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $585,000, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation cost of $585,000 was charged to income during the year ended December 31, 2001.

During the year ended December 31, 2001, the Company issued 3,333 shares of the Company's common stock to the President of the Company in exchange for monies advanced to the Company. The Company valued the shares issued at $125,000, which approximated the fair value of the shares at the date of issuance.

In connection with the acquisition of Cineports (see Note B), the Company issued an aggregate of 159,653 shares of the Company's restricted common stock to Cineports's shareholders in July 2002. The shares were valued at $1,197,396, which did not differ materially from the fair value of the shares issued during the period the acquisition occurred.

During the year ended December 31, 2002, the Company issued an aggregate of 55,073 shares of common stock to consultants for services in the amount of $1,385,814. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 3,533 shares of common stock in exchange for $132,500 of previously incurred debt and 724 shares for $14,070 of previously accrued interest. The Company also issued an aggregate of 23,018 shares of common stock in exchange for $165,200 net of costs and fees and 1,667 shares for $62,500 of investment. The Company determined the value of the investment was impaired and recorded an impairment loss of $62,500 during the year ended December 31, 2002.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - CAPITAL STOCK (Continued)

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

In April 2003, the Company issued an aggregate of 14,000 shares of common stock to consultants for services in the amount of $12,600. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 4,333 shares of common stock in exchange for $5,000 net of costs and fees. The Company also issued an aggregate of 22,222 shares of common stock to shareholders in exchange for operating expenses of $20,000 previously paid by the shareholders.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - CAPITAL STOCK (Continued)

In October 2003, the Company issued an aggregate of 2,405,000 shares of common stock to consultants for services in the amount of $3,829,300. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In November 2003, the Company issued an aggregate of 43,000 shares of common stock to consultants for services in the amount of $50,750. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 10,000 shares of common stock in exchange for $12,500 of accrued interest.

In December 2003, the Company issued an aggregate of 29,500 shares of common stock to consultants for services in the amount of $37,900. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

The Company also issued an aggregate of 18,000,000 shares of its common stock pursuant to a Plan and Agreement of Reorganization ("Plan") with Pacificap Entertainment Holdings, Inc. ("Pacificap"). The Company accounted the shares issued at the fair market value at the date of acquisition, which approximately $29,160,000. The Company charged the acquisition costs of $29,160,000 to operations for the year ended December 31, 2003 and the Company changed its name to Pacificap Entertainment Holdings, Inc. subsequent to the acquisition (see Note B).

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of common stock to its note holders in exchange for financing expenses of $284,392 (see Note F).

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:30 reverse split in common stock in September 2003. These warrants were granted in lieu of cash compensation for services performed to a non-employee, each option giving the holder the right to purchase one share of the Company's common stock.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

                               Options Outstanding                                   Options Exercisable
                               -------------------                                   -------------------
                                Weighted Average
                                Remaining                   Weighed                        Weighted
   Exercise   Number           Contractual Life           Average          Number          Average
   Prices    Outstanding          (Years)               Exercise Price   Exercisable      Exercise Price
   ------   -----------     --------------------     -----------------   -----------     ---------------

   30.00      3,333              0.33                     $ 30.00          3,333         $ 30.00
   60.00      6,667              0.42                       60.00          6,667           60.00
  105.00      3,333              0.33                      105.00          3,333          105.00
  150.00      3,333              0.33                      150.00          3,333          150.00
             --------           -----                   ----------      ---------      ----------
             16,666              0.37                   $   81.00         16,666        $  81.00
            =========          =======                  ==========      =========      ==========

Transactions involving options issued to consultants are summarized as follows:

                                                                                      Weighted Average
                                                                Number of Shares      Price Per Share
                                                                ----------------      ---------------
       Outstanding at January 1, 2002                                   -                  $    -
          Granted                                                 118,333                   35.70
          Exercised                                                     -                       -
          Canceled or expired                                           -                       -
                                                               -----------------       ---------------
       Outstanding at December 31, 2002                           118,333                   35.70
          Granted                                                       -                       -
          Exercised                                                     -                       -
          Canceled or expired                                    (101,667)                  28.20
                                                              ------------------       ----------------

       Outstanding at December 31, 2003                            16,666                $  81.00
                                                              ==================       ================

The Company did not grant any stock options during the yaer ended December 31, 2003. The estimated value of the options granted to consultants during the year ended December 31, 2002 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the options was $661,365 for the year ended December 31, 2002.

Warrants

Pursuant to the Agreement and Plan of Merger ("Agreement") in July 2002 to acquire Cineports (see Note B), the Company issued to Cineports's shareholders 6,182,733 warrants, each giving the holder the right to purchase a share of the Company's common stock.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock, after giving effect to 1:30 reverse split in common stock in September 2003. These warrants were granted in lieu of cash compensation for acuqisition of Cineports.

                     Warrants Outstanding                                  Warrants Exercisable
                     --------------------                                  --------------------
                                          Weighted Average         Weighed                        Weighted
                        Number           Remaining Contractual      Average       Exercisable     Average
   Exercise Prices   Outstanding             Life (Years)        Exercise Price     Number      Exercise Price
  ----------------   -----------        ----------------------   ---------------  ------------  ---------------

      $36.00           206,091                  0.50                $ 36.00        206,091        $  36.00

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                                         Weighted Average
                                                                Number of Shares         Price Per Share
                                                                ----------------         ----------------
       Outstanding at January 1, 2002                                          -            $          -
          Granted                                                        206,091                   36.00
          Exercised                                                            -                       -
          Canceled or expired                                                  -                       -
                                                               -----------------         ----------------
       Outstanding at December 31, 2002                                  206,091                   36.00
          Granted                                                              -                       -
          Exercised                                                            -                       -
          Canceled or expired                                                  -                       -
                                                               -----------------        ----------------
       Outstanding at December 31, 2003                                  206,091           $       36.00
                                                               =================        ================

The Company did not grant any warrants during the year ended December 31, 2003. The estimated value of the warrants granted to Cineports shareholders during December 31, 2002 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The Company charged $1,051,065 to operations as part of the acuqistion costs of Cineports for the year ended December 31, 2002 (Note B).

NOTE I - RELATED PARTY TRANSACTIONS

The Company's President has advanced funds to the Company for working capital purposes since the Company's inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due the Company's President at December 31, 2003 and 2002 were $209,311 and $184,955, respectively, net of cash repayments.

The Company's Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid $35,000 to the Chairman of the Board and the net amount of the advances due at December 31, 2003 was $55,090.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE I - RELATED PARTY TRANSACTIONS (Continued)

The Company's principal shareholders paid $40,000 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company issued an aggregate of 44,390 shares of its common stock to the shareholders during the year ended December 31, 2003 in exchange for the $40,000 previously incurred debt (Note G).

Included in other receivable at December 31, 2001 is $30,000 for advances to the Company's principal shareholder. For the year ended December 31, 2002, it was determined that the advances are not collectable and the full amount was charged to operations under other expenses.

NOTE J - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                                                                         For the period July
                                                                                                         29, 1997 (Date of
                                                                                                         Inception) through
                                                               2003                   2002               December 31, 2003
                                                               ----                   ----               -----------------
Net income loss available to Common stockholders           $(35,405,841)             $ (5,210,614)           $ (43,381,825)
                                                           -------------             -------------           --------------
Basic and diluted earning (loss) per share                   $   (11.49)               $   (10.79)             $    (55.72)
                                                           =============             =============           ==============
Continuing operations                                        $   (11.49)               $   (10.79)             $    (55.37)
Discontinued operations                                      $        -                         -              $     (0.35)
Weighted average common shares outstanding                    3,081,611                   483,036                  778,534

Net loss per share is based upon the weighted average of shares of common stock outstanding. In September 2003, a one (1) for thirty (30) reverse stock split of the Company's common stock was effected (See Note G). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

NOTE K - INCOME TAXES

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE K - INCOME TAXES (Continued)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $43,000,000 which expire through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $14,900,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2003 are as follows:

     Non current:
     Net operating loss carryforward
                                                        $14,900,000
     Valuation allowance                                (14,900,000)
                                                       ------------
     Net deferred tax asset                             $         -
                                                       ============

NOTE L - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in the residence of the Company's President on a month-to-month basis in Del Mar, California at a rate of approximately $3,200 per month until August 2003. Starting September 2003, the Company shares office space with Outlook Films, Inc. on a month-to-month basis in Beverly Hills, California at a rate of approximately $2,200 per month. No formal lease agreements exist. Rental expenses charged to operations for the year ended December 31, 2003 and 2002 were $34,615 and $31,156, respectively.

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of one to two years from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.

Litigation

As described in Note F, the Company is in default under the terms of its Capital Note Agreements. In December 2002, two of the Company's capital noteholders filed a complaint against the Company in the Supreme Court of the State of New York, Nassau County. In March 2003, the Court granted summary judgment in favor of each noteholder in the amount of $35,774 plus interest at 18% per annum from September 4, 2002. The Court also awarded summary judgment personally against the Company's President in the amount of $25,000. As of December 31, 2003, the Company has repaid one of the noteholders a total of $18,350 and has recorded all unpaid principal amount of the capital notes and unpaid accrued interest. Therefore, no additional liabilities to be recorded as a result of the judgment.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

In March 2003, one of the Company's capital noteholders filed a complaint against the Company in the Supreme Court of the State of New York, County of New York for a recovery on a Capital Note of $10,000 and unpaid interest. In June 2003, the Court granted summary judgment in favor of the noteholder in the amount of $15,694. As of December 31, 2003, the Company has recorded all unpaid principal amount of the capital notes and has accrued 18 % of interest on all principal amounts not paid in full by maturity dates. Therefore, no additional liabilities to be recorded as a result of the judgment.

Subsequent to the date of financial statements, the Company received a complaint from Banbino's Cafe requesting damages in the amount $1,350 for its receipt of an unsolicited fax transmission allegedly from the Company in violation of Federal Law, 47 USC 227. The Company has represented that it had no knowledge of any fax solicitation campaign and does not believe that the plaintiff will prevail if a complaint is filed.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE M - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2003 and 2002, the Company incurred losses from operations of $35,405,841 and $5,210,614, respectively. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (see Note F). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), who is also our President, and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/President and CFO believe:

     (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

     (ii) that our disclosure controls and procedures are effective.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of April 14, 2003 are shown in the following table. Biographical information for each is set forth following the table.

Name                   Age       Position

Edward E. Litwak       62        President/CFO/Treasurer, Director

Michael Riley          51        Chairman of the Board

Robert Stulman         68        Secretary

Donald P. Parson       60        Director

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

Michael Riley became Chairman of the Board in September of 2003. He has worked for over 20 years in banking, corporate finance, and international law. From 2001 to the present, Mr. Riley has served as Chairman of Imperial Credit Industries, Inc. In addition, he was Chairman, until it's sale, of one of Hollywood's largest independent entertainment financing entities, the Lew Horwitz Organization. This led Mr. Riley to establish and develop the current entertainment financing and marketing corporation of Pacificap Entertainment, Inc.

Mr. Riley established Recreational Holdings, the largest consolidation of automotive/ marine/ recreational retailing in the United States. Mr. Riley also served as Assistant State Attorney for the 17th Judicial Circuit in Florida, special counsel to federal and state law enforcement agencies, and has conducted seminars throughout the United States. He has received numerous honors in the business and private sectors, most recently the Los Angeles Chapter of the Muscular Dystrophy Association's 2003 Jerry Buss Humanitarian Award.

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

Significant Consultants

Chen-Kang Pu ("Gus"). Gus is Vice President of Satellite Service, serving in that capacity since November of 2000. Presently, Gus is also the Satellite Communications Manager for Merchandise Entertainment Television (MET) based in San Diego, California, serving in that capacity since February of 1995. Previously, from 1993 to 1995, Gus worked as a multimedia specialist for International Telecommunications, Inc, where he developed multimedia applications and hardware, planned and secured the entire satellite transmission from GE Americom, Keystone Communications and Pac Bell, as well as the signal encryption system from TV/COM International. Gus has worked with TV from Taiwan and ATV from Hong Kong. Gus received his Masters degree from the Interactive Telecommunication Program at New York University in 1991.

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

Carol Connors. Carol Connors is an accomplished composer, lyricist, writer, and has been nominated for ten major awards (Oscars, Emmy's, Grammy's, Golden Globes). She wrote the lyrics for the "Gonna Fly Now", the theme from the Academy Award Wining "Rocky", and has also written songs for many other film and television productions. Ms. Conners has recently written theme songs for the nations of Jamaica and Singapore. Ms. Conner's accomplishments are substantial, and her expertise in the entertainment business is extensive.

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

From 1987 to 1995, Mr. Ruh was the senior Vice President in the International Structured Finance Division of The Fuji Bank, Limited. As the founding member of the bank's North American project finance operation, Mr. Ruh was responsible for directing the bank's activities in financial advisory, equity funding, private placement, securitization, and privatization services, in addition to serving as head of the bank's worldwide sports and entertainment business. Mr. Ruh holds a Masters of Public Administration from Harvard University; Masters Degrees in Business.

Administration and Public Policy from the Heinz School, Carnegie Mellon University; a Master's Certificate in Materials Science from the University of Michigan; and a Bachelor of Science in Biomedical Engineering from Pennsylvania State University. Mr. Ruh is a member of the World Sports Humanitarian Hall of Fame; the Mayflower Society and the Board of Trustees, Bay Head Chapel. He is also a volunteer with many charitable and philanthropic organizations, including the Orton Dyslexic Society and the Special Olympics. From 1979 to 1981, he toured on the United States Tennis Association professional circuit.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In April of 2004, we reviewed the holdings of our officers and directors to determine if any purchase, sales or transfers were made throughout the year that may not have been disclosed properly on a Form 4. Mr. Ed Litwak may have a beneficial interest in the shares held by his daughter and former President of the Company, Karen Prentice. Karen made one transfer throughout the year, and although she is no longer an affiliate and has not been so for over three years, a Form 5 was filed jointly by Karen Prentice and Ed Litwak, disclosing the transfer.

CODE OF ETHICS

     We have adopted a Code of Ethics that applies to our President and Senior Officers. A copy of our Code of Ethics is included with this Report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Outside Directors are compensated with shares of Common Stock: 12,000 shares as a "signing bonus" for the agreement to serve, and 1,000 shares for each month of service. Outside Directors also have their expenses in attending meetings reimbursed.

Compensation of Management

On January 2, 1998 we entered into a five year written Consulting Agreement with Edward Litwak, who has served as our President/ CEO since December, 1998. Under that Agreement, he is to be paid $5,000 per month until the Company becomes a publicly trading company; thereafter, he is to be paid at the rate of $10,000 per month. Mr. Litwak has voluntarily deferred his monthly $5,000 salary until the Company begins generating revenue. For the year ended December 31, 2002, his compensation was $32,000. For the year ended December 31, 2003, his compensation was $32,000.

In September 2003, we entered into a three year Employment Agreement with Edward Litwak to serve as our interim President and Chief Executive Officer with annul compensation of $120,000 through June 2004, or until a suitable replacement is found, after which time Mr. Litwak shall become President of the Cavalcade Broadcast division of our company. Compensation to Mr. Litwak was $40,000 for the year ended December 31, 2003.

The following table sets forth the compensation paid to our Chief Executive Officer or such other officer who fulfilled the duties of the Chief Executive Officer for the periods indicated. Except for the individuals named, no executive officers had a total annual salary and bonus of $100,000 or more:

  Name & Principal                                              Other
Position                Year      Salary         Bonus        Compensation

Edward Litwak, CEO      2001        -0-           -0-               -0-
Edward Litwak, CEO      2002       $32,000        -0-               -0-
Edward Litwak, CEO      2003       $40,000

Mr. Litwak has had a portion of his expenses reimbursed.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as the fiscal year ended December 31, 2003.

                          EQUITY COMPENSATION PLAN INFORMATION
                                                                       NUMBER OF
                                                                      SECURITIES
                                                                       REMAINING
                          NUMBER OF                             AVAILABLE FOR FUTURE
                       SECURITIES TO BE                            ISSUANCE UNDER
                         ISSUED UPON        WEIGHTED-AVERAGE           EQUITY
                         EXERCISE OF       EXERCISE PRICE OF        COMPENSATION
                         OUTSTANDING          OUTSTANDING         PLANS (EXCLUDING
                      OPTIONS, WARRANTS    OPTIONS, WARRANTS    SECURITIES REFLECTED
                          AND RIGHTS           AND RIGHTS          IN COLUMN (a))
PLAN CATEGORY              (a)                  (b)                   (c)
====================================================================================
Equity
compensation plans
approved by
security holders             -0-                  -0-                   -0-
====================================================================================
Equity
compensation plans
not approved by
security holders             -0-                  -0-                   -0-
====================================================================================
TOTAL                        -0-                  -0-                   -0-
====================================================================================

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2003. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our common stock;

     o    each of our directors;

     o    each of our executive officers; and

     o    our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.


Name And Address                         Shares of           Percentage
Of Beneficial Owners                  Common Stock        as of 3/31/04(1)

Edward Litwak                             964,043(2)           4.18%
12868 Via Latina
Del Mar, CA 92014

Donald P. Parson                           12,500               .054%
230 Park Avenue
New York, NY 10169

Robert Stulman                             40,000               .173%
12868 Via Latina
Del Mar, CA 92014

Michael Riley                           2,000,000              8.67%

Clinton Hall, LLC                       3,000,000             13.004%

all Executive Officers and
Directors as a group (4 persons)        3,016,543 (3)         13.08%

(1) Based upon 23, 069,557 shares issued and outstanding on March 31, 2004.

(2) This includes 938,908 shares held by Karen Prentice. Karen Prentice is the daughter of Edward Litwak, President of the Company, and Edward Litwak may have a beneficial interest in those shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Litwak has advanced funds to the Company for working capital purposes. No written or formal loan agreement exists between Mr. Litwak and the Company for advancement of those funds. Mr. Litwak has orally stated to the Board of Directors that he will not seek reimbursement until such time as the Company is generating sufficient cash flow, which will be determined by the Board of Directors. Once the Board deems that there is sufficient cash flow, the Company and Mr. Litwak will execute an agreement that will define the repayment terms. The net amount of the advances due Mr. Litwak at December 31, 2003 and 2002, respectively, were $209,311 and $184,955, respectively.

The Company's Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid $35,000 to the Chairman of the Board and the net amount of the advances due at December 31, 2003 was $55,090.

The Company's principal shareholders paid $40,000 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company issued an aggregate of 44,390 shares of its common stock to the shareholders during the year ended December 31, 2003 in exchange for the $40,000 previously incurred debt.

MERGER

After the Plan took effect, the President of the dissolved Pacificap Entertainment, Inc., Michael Riley, joined the Board of Directors. The Company's Board now consists of: Michael Riley, Chairman of the Board; Ed Litwak, Director, and Don Parsons, Director. Ed Litwak and the Company have entered into a three year Employment Agreement, and he will serve as interim President through June of 2004 or until a suitable replacement is found, after which time Mr. Litwak shall become President of the Cavalcade Broadcast Division of the Company. Management believes that this change of business direction will increase our profitability and the total value of the corporation to our investors.

As scheduled in the Plan, a short form merger was filed by Cavalcade of Sports Media, Inc. and its wholly owned subsidiary, Pacificap Entertainment, Inc. Contemporaneously with the closing, the Company's name changed to Pacificap Entertainment Holdings, Inc.

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

There were four (4) Current Reports filed during the year 2003 on Form 8-K. They were filed with the Securities and Exchange Commission on the following dates:
July 23, 2003; September 5, 2003, September 24, 2003 (and amended September 25,
2003); and on December 16, 2003. All such reports are hereby incorporated into this Annual Report by reference.

EXHIBIT INDEX

(a) Index to Exhibits:

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

*3.15 Certificate of Merger of Cavalcade of Sports Network, Inc. with and into Cavalcade of Sports Media, Inc., filed December 30, 1999 in New York.

*3.16 Bylaws of the Registrant.

*3.17 Articles of Incorporation of Sports Broadcasting Network, Inc., filed November 25, 2002.

3.18 Exchange Agreement with Pacificap Entertainment Holdings Inc., filed on Form 8K, September 24, 2003.

3.19 Short Form Articles of Merger filed October 23, 2003, in Nevada.

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

*10.11 Gemma Global, Inc. Assignment of License Agreements to Global International, Inc.

*10.12 Consulting and Compensation Agreement with Robert Bubeck and Thomas O'Donnell

*10.13 License Agreement with Soccer Camps of America, Inc. and Cosmos Soccer Club, Inc.

*10.14 License Agreement with Sekani, Inc.

 10.15 Indemnification Agreement with Michael Riley

 10.16 Employment Agreement with Ed Litwak

 14.1 Code of Ethics

 23.1 Consent of Certified Public Accountants

 31.1 Certification of Ed Litwak, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Ed Litwak, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with Form 10-SB (b) Reports on Form 8-K:

We filed Current Reports on Form 8-K four times during the 2003: On July 16, 2003 on September 4, 2003; On September 23, 2003 (and amended that date) and on November 21, 2003. All such reports are incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during those fiscal years were $ 20,081 , and $ 40,000, for the respective years ended December 31, 2003 and 2002.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $ 3,500 and $ 0 for the years ended December 31, 2003 and 2002 , respectively.

Tax Fees. Fees billed by our auditors for the preparation of corporate income tax returns were $ 0 and $ 0 for the years ended December 31, 2003 and 2002, respectively.

All Other Fees. For the fiscal year ended December 31, 2003, the Company did not incurred fees to auditors for services rendered to the Company, other than the services covered in "Audit Fees," "Audit-Related Fees" or "Tax Fees."

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PACIFICAP ENTERTAINMENT HOLDINGS, INC.


                                                /s/ Ed Litwak
May 11, 2004                                    --------------------
                                                 Ed Litwak,President,
                                                 Acting CFO,
                                                 Treasurer and
                                                 Chairman of the Board

                                                /s/ Milke Riley
May 11, 2004                                    ----------------------
                                                 Milke Riley, Chairman
                                                 of the Board of Directors

                                                /s/ Donald Parson
May 11, 2004                                    -----------------------
                                                 Donald Parson, Director


                                                /s/ Robert Stulman
May 11, 2004                                    ------------------------
                                                 Robert Stulman, Secretary