Form 10QSB
period 2004-03-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2004-05-25
CIK 1129284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                        Commission file number 000-31048


                     Pacificap Entertainment Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Nevada                                           33-0766069
----------------------------------------- --------------------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)

                       12268 Via Latina Del Mar, CA 92914
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 481-2207
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had ; 23,069,557 shares of its common stock outstanding as of March 31, 2004.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development Stage Company)

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2004



                                Table of Contents


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets:
       March 31, 2004 and December 31, 2003

      Condensed Consolidated Statements of Losses:
       Three Months Ended March 31, 2004 and 2003
       For the Period July 29, 1997 (Date of Inception) through March 31, 2004

      Condensed Consolidated Statements of Deficiency in Stockholders' Equity
       For the period July 29, 1997 (Date of Inception) through March 31, 2004

      Condensed Consolidated Statements of Cash Flows:
       Three Months Ended March 31, 2004 and 2003
       For the Period July 29, 1997 (Date of Inception) through March 31, 2004

      Notes to Unaudited Condensed Consolidated Financial Information:
      March 31, 2004

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

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

--------------------------------------------------------------------------------
                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                (Unaudited)                  (Audited)
                                                               March 31, 2004             December 31, 2003
                                                             -----------------            -----------------
ASSETS
Current assets:
Cash and cash equivalents                                     $             -               $        1,062
                                                             -----------------            -----------------
Property, plant and equipment:
Office furniture, net of accumulated depreciation
of $1,105 and $1,020 at March  31, 2004 and
December 31, 2003, respectively                                           585                          670
                                                             -----------------            -----------------

Total assets                                                  $           585               $        1,732
                                                             =================            =================
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available fund                    $        31,361               $            -
Accounts payable and accrued expenses                                 961,033                      979,137
Other accrued liabilities                                             380,000                      380,000
Notes payable (Note C)                                              1,220,365                    1,136,165
Advances from related parties                                         274,016                      264,401
Other advances                                                         45,000                       45,000
                                                             -----------------            -----------------
Total current liabilities                                           2,911,775                    2,804,703

Commitments and contingencies                                               -                            -

Deficiency in stockholders' equity: (Note D)
Preferred stock, par value, $0.001 per share;
50,000,000 shares authorized; none issued and
outstanding at March 31, 2004 and December 31, 2003                         -                            -
Common stock, par value, $0.001 per share;
300,000,000 shares authorized ; 23,069,557 and
21,818,255 shares issued at March 31, 2004 and
December 31, 2003, respectively                                        23,070                       21,818

Additional paid-in-capital                                         41,434,447                   40,557,036
Deficit accumulated during development stage                      (44,368,707)                 (43,381,825)
                                                             -----------------            -----------------
Total deficiency in stockholder's equity                           (2,911,190)                  (2,802,971)
                                                             -----------------            -----------------
Total liabilities and deficiency in stockholder's
equity                                                        $           585               $        1,732
                                                             =================            =================

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                                                                         For the Period July
                                             For The Three months Ended March 31          29, 1997 (Date of
                                                                                            Inception) to
                                                       2004                  2003           March 31, 2004
                                               --------------           --------------      --------------
Costs and expenses:
Selling, general and administrative            $     899,868            $     366,063       $  11,012,842
Acquisition of Pacificap
Entertainment Holdings, Inc. (Note B)                      -                        -          29,160,000
Acquisition of Cineports.com, Inc.                         -                        -           2,248,461
Impairment loss of film library                            -                        -             372,304
Impairment loss of investment                              -                        -              62,500
Depreciation                                              85                       85             197,290
                                               --------------           --------------      --------------
Total operating expenses                             899,953                  366,148          43,053,397
                                               --------------           --------------      --------------

Loss from operations                                (899,953)                (366,148)        (43,053,397)
                                               --------------           --------------      --------------
Other income (expenses):
Other income (expenses)                                    -                        -             114,758
Interest income (expenses)                           (86,929)                 (52,748)           (861,855)
                                               --------------           --------------      --------------
Total other expenses                                 (86,929)                 (52,748)           (747,097)
Loss from continuing operations,
before income taxes and discontinued
operations                                          (986,882)                (418,896)        (43,800,494)
Income (taxes) benefit                                     -                        -                   -
                                               --------------           --------------      --------------
Loss from continuing operations,
before discontinued operations                      (986,882)                (418,896)        (43,800,494)
Loss from discontinued operations                          -                        -            (352,905)
Gain on disposal of discontinued
operations, net                                            -                        -              78,974
                                               --------------           --------------      --------------
Net loss                                       $    (986,882)           $    (418,896)      $ (44,074,425)
                                               ==============           ==============      ==============
Cumulative effect of accounting
change                                                     -                        -            (294,282)
Net loss applicable to common shares           $    (986,882)           $    (418,896)      $ (44,368,707)
                                               ==============           ==============      ==============
Loss per common share (basic and
assuming dilution)                             $       (0.04)           $       (0.60)
                                               ==============           ==============
Continuing operations                          $       (0.04)           $       (0.60)
Discontinued operations                        $           -            $           -

Weighted average shares outstanding               22,518,449                  692,619

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                             Common       Additional During
                                          Preferred Stock  Common   Stock    Stock        Paid in    Development Treasury
                                          Shares    Amount Shares   Amount   subscription Capital    Stage       Stock    Total
                                          --------- ------ -------- -------- ------------ ---------- ----------- -------- ----------
Shares issued at date of inception (July
29, 1997) to founders in exchange for
contribution of organization costs valued
at $27.38 per shares, as restated                -  $    -      422  $    1       $    -   $ 11,552  $       -   $     -  $  11,553

Net Loss                                         -       -        -       -            -          -          -         -          -
                                          --------- ------ -------- -------- ------------ ---------- ----------- -------- ----------
Balance at December 31, 1997                     -  $    -      422  $    1       $    -   $ 11,552  $       -   $     -  $  11,553
                                          ========= ====== ======== ======== ============ ========== =========== ======== ==========
Shares issued December 22, 1998 to
consultants in exchange for services
valued at $.054 per shares                       -       -   37,083      37            -      1,965          -         -      2,002
Shares issued December 22, 1998 to
President in exchange for debt valued at
$.054 per shares                                 -       -  277,778     278            -     14,722          -         -     15,000
Operating expenses incurred by principal
shareholder                                      -       -        -       -            -      8,925          -         -      8,925

Net loss                                         -       -        -       -            -          -   (212,773)        -   (212,773)
                                          --------- ------ -------- -------- ------------ ---------- ----------- -------- ----------
Balance at December 31, 1998                     -  $    -  315,283  $  316       $    -   $ 37,164  $(212,773)  $     -  $(175,293)
                                          ========= ====== ======== ======== ============ ========== =========== ======== ==========
Shares issued on April 13, 1999 for cash
in connection with private placement at
$30.08 per share                                 -       -      133       -            -      4,000          -         -      4,000

Shares issued on April 13, 1999 to
consultants in exchange for services
valued at $30.00per share                        -       -    6,000       6            -    179,994          -         -    180,000

Shares issued May 28, 1999 in exchange
for services valued at $.001 per share     855,000     855        -       -            -          -          -         -        855

Contribution of shares to treasury on
September 30, 1999 by principal
shareholder                                      -       -  (94,048)      -            -         94          -       (94)         -

Shares issued on November 12, 1999 for
cash in connection with private placement
at $3.00 per share                               -       -   33,333      33            -     99,967          -         -    100,000

Release of shares held in treasury and
acquisition of Cavalcade of Sports
Network, Inc on December 16, 1999                -       -   94,048       -            -    282,050          -        94    282,144

Operating expenses incurred by principal
shareholder                                      -       -        -       -            -      6,000          -         -      6,000

Net Loss                                         -       -        -       -            -          -   (438,045)        -   (438,045)
                                          --------- ------ -------- -------- ------------ ---------- ----------- -------- ----------
Balance at December 31, 1999               855,000  $  855  354,749   $ 355       $    -   $609,269  $(650,818)  $     -  $ (40,339)
                                          ========= ====== ======== ======== ============ ========== =========== ======== ==========

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                                                                                                               Deficit
                                                                                                               Accumulated
                                                                                                   Additional  During
                                        Preferred Stock   Common    Stock   Common Stock Paid in   Development Treasury
                                        Shares    Amount  Shares    Amount  Subscription Capital   Stage       Stock       Total
                                        --------- ------- --------- ------- ------------ --------- ------------ --------- ----------
Balance Forward                          855,000  $  855   354,749  $ 355    $    -      $609,269  $ (650,818)   $    -   $ (40,339)

Shares issued in March 2000 in exchange
for debt at $37.50 per share                   -       -     2,060      2         -        77,245           -         -      77,247
Shares issued March 28, 2000 in
exchange for services at $37.50 per
share                                          -       -        70      -         -         2,625           -         -       2,625
Shares issued April 27, 2000 in
exchange for services at $37.50 per
share                                          -       -       250      -         -         9,375           -         -       9,375
Shares issued May 8, 2000 in exchange
for services at $37.50 per share               -       -       417      1         -        15,624           -         -      15,625
Shares issued May 17, 2000 in exchange
for services at 37.50 per share                -       -       833      1         -        31,249           -         -      31,250
Shares issued June 2000 in exchange for
debt at $37.59 per share                       -       -       133      -         -         5,000           -         -       5,000
Shares issued June 2000 in exchange for
services at $37.46 per share                   -       -       589      1         -        22,082           -         -      22,083
Shares issued July 25, 2000 in exchange
for debt at $37.88 per share                   -       -        33      -         -         1,250           -         -       1,250
Shares issued August 2000, in exchange
for services at $37.50 per share               -       -     2,167      2         -        81,248           -         -      81,250
Conversion of preferred stock on
September 18, 2000                      (855,000)   (855)        -      -         -             -           -         -        (855)
Shares issued October 13, 2000, in
exchange for services at $37.86 per
share                                          -       -        35      -         -         1,325           -         -       1,325
Shares issued October 30, 2000 in
exchange for services at $37.48 per
share                                          -       -       667      1         -        24,999           -         -      25,000
Shares issued November 9, 2000 in
exchange for services at $37.65 per
share                                          -       -        83      -         -         3,125           -         -       3,125
Shares issued December 1, 2000 in
exchange for services at $36.76 per
share                                          -       -        17      -         -           625           -         -         625
Operating expenses incurred by
principal shareholder                          -       -         -      -         -         6,000           -         -       6,000

Net Loss                                       -       -         -      -         -             -    (856,968)        -    (856,968)
                                        --------- ------- --------- ------- ------------ --------- ------------ --------- ----------
Balance at December 31, 2000                   -  $    -   362,103  $ 363    $    -      $891,041  $(1,507,786)  $    -   $(616,382)
                                        ========= ======= ========= ======= ============ ========= ============ ========= ==========

                     See accompanying notes to the unaudited
                  condensed consolidated financial information


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                                                                            Additional Deficit Accumulated
                         Preferred Stock                Stock  Common Stock Paid       During Development   Treasury
                         Shares    Amount Common Shares Amount Subscription in Capital Stage                Stock      Total
                         --------- ------ ------------- ------ ------------ ---------- -------------------- ---------  -------------
Balance Forward                  - $   -       362,103  $ 363  $     -      $  891,041     $    (1,507,786)  $     -     $ (616,382)

Shares issued in January
2001, in exchange for
services at $37.50 per
share                            -     -         6,667      7        -         249,993                   -         -        250,000
Shares issued in April
2001, in exchange for
services at $37.50 per
share                            -     -         4,000      4        -         149,996                   -         -        150,000
Shares issued in April
2001, in exchange for
advances from officers at
$37.50 per share                 -     -         3,333      3        -         124,997                                      125,000
Shares issued in  2001, in
exchange for services at
$37.50 per share                 -     -         2,500      3        -          93,747                   -         -         93,750
Shares issued in  2001, in
exchange for services at
$37.50 per share                 -     -         1,000      1        -          37,499                   -         -         37,500

Fractional shares                -     -            (5)     -        -               -                   -         -              -
Shares canceled  in
November 2001, for
services that were not
performed and shares were
previously issued in
October 2001                     -     -          (667)    (1)       -         (24,999)                  -         -        (25,000)
Shares issued in December
2001, to board of
directors members for
services at 37.50 per share      -     -         2,100      2        -          78,748                   -         -         78,750
Operating expenses
incurred by principal
shareholder                      -     -             -      -        -           6,000                   -         -          6,000

Net loss                         -     -             -      -        -               -          (1,257,584)        -     (1,257,584)
                         --------- ------ ------------- ------ ------------ ---------- -------------------- ---------  -------------
Balance at December 31,
2001                             -  $  -       381,031  $ 382  $     -      $1,607,022         $(2,765,370)  $     -    $(1,157,966)
                         ========= ====== ============= ====== ============ ========== ==================== =========  =============

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004


                                                                                          Deficit
                                                                                          Accumulated
                                                                              Additional  During
                                            Preferred  Stock   Common  Stock  Paid in     Development  Treasury
                                            Shares     Amount  Shares  Amount Capital     Stage        Stock      Total
                                            ---------  ------- ------- ------ ----------- ------------ ---------- -------------
Balance Forward                                   -    $    -  381,031  $ 382 $ 1,607,022 $(2,765,370)     $   -  $ (1,157,966)

Shares issued in January 2002,
in exchange for investment at
$37.50 per share                                  -         -    1,667      2      62,498           -          -        62,500
Shares issued in March 2002,
in exchange for services at
$37.50 per share                                  -         -    8,333      8     312,492           -          -       312,500
Shares issued in June 2002,
in exchange for services at
approximately $40.15 per share                    -         -   18,890     19     758,356           -          -       758,375
Shares issued in June 2002, in
exchange for debts at $37.50
per share                                         -         -    2,667      2      99,998           -          -       100,000
Shares issued in July 2002, in
exchange for services at
$10.84 per share                                  -         -      717      1       7,769           -          -         7,770
Shares issued in July 2002, in
connection with acquisition of
Cineports.com, Inc. at approximately
$7.50 per share (Note B)                          -         -  159,653    160   1,197,237           -          -     1,197,397
Shares issued in August 2002, in
exchange for services at
approximately $10.84 per share                    -         -    2,133      2      23,127           -          -        23,129
Shares issued in September 2002, in
exchange for services at
approximately $10.84 per share                    -         -   10,000     10     108,410           -          -       108,420
Shares issued in October 2002, in
exchange for services at
approximately $11.69 per share                    -         -    4,000      4      46,736           -          -        46,740
Shares issued in October 2002 for cash
in connection with
private placement at $6.94 per share              -         -   18,018     18     124,982           -          -       125,000
Shares issued in October 2002, in exchange
for interest at
approximately $11.68 per share                    -         -      507      -       5,920           -          -         5,920
Shares issued in November 2002, in exchange
for services at
approximately $8.70 per share                     -         -    1,667      2      14,498           -          -        14,500
Shares issued in November 2002 for cash in
connection with
private placement at $10.20 per share             -         -    1,000      1      10,199           -          -        10,200
Shares issued in November 2002 for cash in
connection with
private placement at $7.50 per share              -         -    4,000      4      29,996           -          -        30,000
Shares issued in November 2002, in exchange
for debts at
$37.49 per share                                  -         -      867      1      32,499           -          -        32,500
Shares issued in November 2002, in exchange
for interest at $37.56 per share                  -         -      217      -       8,150           -          -         8,150
Shares issued in December 2002, in exchange
for services at
approximately $12.26 per share                    -         -    9,333      9     114,371           -          -       114,380
Warrants issued in connection with
acquisition of Cineports (Note B)                 -         -        -      -   1,051,065           -          -     1,051,065
Options issued in exchange for services
rendered (Note H)                                 -         -        -      -     661,365           -          -       661,365

Net loss                                          -         -        -      -           -  (5,210,614)         -    (5,210,614)
                                            ---------  ------- ------- ------ ----------- ------------ ---------- -------------
Balance at December 31, 2002                      -       $ -  624,700  $ 625 $ 6,276,690 $(7,975,984)    $ -     $ (1,698,669)
                                            =========  ======= ======= ====== =========== ============ ========== =============

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                                                                                                Deficit
                                                                                                Accumulated
                                                                                  Additional    During
                                             Preferred Share   Common      Share   Paid in      Development   Treasury
                                             Shares    Amount  Shares      Amount  Capital      Stage         Stock      Total
                                             --------- ------- ----------- ------- ------------ ------------- --------- ------------
Balance forward                                    -    $   -     624,700  $  625  $6,276,690   $(7,975,984)  $  -      $(1,698,669)
Shares issued in January 2003 in exchange
for services at approximately
$4.63 per share                                    -        -      56,300      56     260,434             -      -          260,490
Shares issued in February 2003 in exchange
for services at $2.10 per share                    -        -      36,683      37      77,000             -      -           77,037
Shares issued in February 2003 for cash in
connection with private placement
at $1.20 per share                                 -        -       6,667       6       7,994             -      -            8,000
Shares issued in February 2003 in exchange
for services at $1.50 per share                    -        -       6,667       6       9,994             -      -           10,000
Shares issued in April, 2003 in exchange
for services at $.90 per share                     -        -      14,000      14      12,586             -      -           12,600
Shares issued in April 2003 in exchange
for expenses paid by shareholders at
$.90 per share                                     -        -      22,222      22      19,978             -      -           20,000
Shares issued in April 2003 in exchange
for financing expenses at $.90 per
share                                              -        -      22,960      23      20,641             -      -           20,664
Shares issued in April 2003 for cash in
connection with private placement at
$1.20 per share                                    -        -       4,333       4       4,996             -      -            5,000
Shares issued in May 2003 in exchange for
financing expenses at $1.65 per
share                                              -        -       2,591       3       4,272             -      -            4,275
Shares issued in May 2003 in exchange for
services at $1.50 per share                        -        -      17,667      18      25,882             -      -           25,900
Shares issued in May 2003 for cash in
connection with private placement at
$.90 per share                                     -        -      16,667      17      14,983             -      -           15,000
Shares issued in May 2003 in exchange for
expenses paid by shareholders at
$.90 per share                                     -        -      22,167      22      19,978             -      -           20,000
Shares issued in July 2003 in exchange for
services at $2.10 per share                        -        -      13,850      14      29,006             -      -           29,020
Shares issued in July 2003 in exchange for
debts at $.70 per share                            -        -      14,334      14       9,986             -      -           10,000
Shares issued in July 2003 in exchange for
financing expenses at $3.60 per
share                                              -        -      37,487      38     134,915             -      -          134,953
Shares issued in August 2003 in exchange
for services at $3.14 per share                    -        -      37,667      38     117,762             -      -          117,800
Shares issued in August 2003 in exchange
for debts at $.81 per share                        -        -      43,667      44      35,456             -      -           35,500
Shares issued in September 2003 in exchange
for services at $1.80 per share                    -        -     264,916     265     280,085             -      -          280,350
Fractional shares issued in September
2003 due to rounding resulted from
reverse stock split                                -        -       1,210       1          (1)            -      -                -
Shares issued in October 2003 in exchange
for financing expenses at $2.00
per share                                          -        -      50,000      50       99,950            -      -          100,000
Shares issued in October 2003 in exchange
for services at $1.59 per share                    -        -   2,405,000   2,405    3,826,895            -      -        3,829,300
Shares issued in November 2003 in exchange
for services at $1.18 per share                    -        -      43,000      43       50,707            -      -           50,750
Shares issued in November 2003 in exchange
for interest expenses at $1.25
per share                                          -        -      10,000      10       12,490            -      -           12,500
Shares issued in November 2003 in exchange
for financing expenses at $1.75
per share                                          -        -      14,000      14       24,486            -      -           24,500
Shares issued in December 2003 in exchange
for services at $1.28 per share                    -        -      29,500      29       37,871            -      -           37,900
Shares issued in connection with acquisition
of Pacificap                                       -        -  18,000,000  18,000   29,142,000            -      -       29,160,000

Net loss                                           -        -           -       -            -  (35,405,841)     -      (35,405,841)
                                             --------- ------- ---------- ------- ------------ ------------- ---------- ------------
Balance at December 31, 2003                       -      $ -  21,818,255 $21,818   40,557,036 $(43,381,825)  $  -      $(2,802,971)
                                             ========= ======= ========== ======= ============ ============= ========== ============

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                                                                                              Deficit
                                                                                              Accumulated
                                                                                   Additional During
                                      Preferred               Common     Share     Paid in    Development   Treasury
                                      Shares    Share Amount  Shares     Amount    Capital    Stage         Stock     Total
                                      --------- ------------  ---------- --------- ---------- ------------- --------- ------------
Balance forward                            -    $       -     21,818,255 $ 21,818  40,557,036 $(43,381,825)  $   -    $(2,802,971)
                                      ========= ============  ========== ========= ========== ============= ========= ============

Shares issued in January 2004 in
exchange for accrued interest at
approximately $1.01 per share              -            -        145,166      145     146,472            -       -        146,617

Shares issued in January 2004 in
exchange for services at
approximately $1.01 per share              -            -        125,000      125     126,125            -       -        126,250

Shares issued in February 2004
in exchange for services at
$0.66 per share                            -            -        537,886      538     325,827            -       -        326,366

Shares issued in February 2004
in exchange for expenses paid by
shareholders at $0.66 per share            -            -        150,000      150     127,350            -       -        127,500

Shares issued in March 2004 in
exchange for services at $0.52
per share                                  -            -        293,250      293     151,637            -       -        151,930

Net loss                                   -            -              -        -           -     (986,882)      -       (986,882)
                                      --------- ------------  ---------- --------- ---------- ------------- --------- ------------
Balance at March 31, 2004                  -       $    -     23,069,557 $ 23,069  41,434,447 $(44,368,707)  $   -    $(2,911,190)
                                      ========= ============  ========== ========= ========== ============= ========= ============

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           For the Period July
                                                                                                            29, 1997(Date of
                                                                  For The Three Months March 31,           Inception) to March
                                                                      2004                2003                  31, 2004
                                                                  --------------      -------------        --------------------
Cash flows from operating activities:
Net loss for the period from continuing operations                 $   (986,882)    $   (418,896)       $     (44,094,776)
Loss from discontinued operations                                             -                -                 (352,905)
Disposal of business segment, net                                             -                -                   78,974
Adjustments to reconcile net losses  to net cash (used in)
operating activities:
Cumulative effect of accounting change                                        -                -                  294,282
Depreciation                                                                 85               85                  197,290
Organization and acquisition costs expensed                                   -                -                   11,553
Common stock issued in exchange for services (Note D)                   604,546          347,526                7,692,342
Common stock issued in exchange for previously incurred debt                  -                -                  233,498
Common stock issued in exchange for interest                                  -                -                   26,570
Common stock issued in exchange for expenses paid by
shareholders (Note D)                                                   127,500                -                  192,500
Common stock issued in connections with acquisition of
Pacificap (Note B)                                                            -                -               29,160,000
Common stock issued in exchange for financing expenses                        -                -                  284,392
Common stock issued in connection with acquisition of
Cineports                                                                     -                -                1,197,396
Warrants issued in connection with acquisition of Cineports                   -                -                1,051,065
Stock options issued in exchange for services rendered                        -                -                  661,365
Preferred stock issued in exchange for services                               -                -                      855
Conversion of preferred stock                                                 -                -                     (855)
Impairment of film library                                                    -                -                  372,304
Write off of  acquired asset                                                  -                -                    5,000
Write off of  un-collectable other receivable                                 -                -                   30,000
Debt forgiveness from creditors                                               -                -                 (139,992)
Write off of capitalized production costs                                     -                -                  150,273
Write off of other investment previously paid with common
stock                                                                         -                -                   62,500
Expenses paid by principal shareholders                                       -                -                  117,015
Changes in assets and liabilities:
Other receivable                                                              -                -                  (30,000)
Cash disbursed in excess of available funds                              31,361                                    31,361
Accounts payable and accrued expenses, net                              128,514           57,210                1,018,064
                                                                  --------------      -------------        --------------------
Net cash (used in) operating activities                                 (94,876)         (14,075)              (1,749,929)
Cash flows from investing activities:
Acquisition of film library and footage production costs                      -                -                 (183,080)
Acquisition of office furniture                                               -                -                   (1,690)
Cash acquired in connection with acquisition                                  -                -                   35,207
                                                                  --------------      -------------        --------------------
Net cash (used in) investing activities                                       -                -                 (149,563)

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                                           For the Period July
                                                                                                            29, 1997(Date of
                                                                  For The Three Months March 31,           Inception) to March
                                                                      2004                2003                  31, 2004
                                                                  --------------      -------------        ------------------
Cash flows from financing activities:
Advances from related parties, net of repayments                         9,614            1,881                  229,427
Other advances, net                                                          -                -                   45,000
Proceeds from issuance of notes payable                                 84,200                -                1,352,865
Proceeds from issuance of common stock                                       -            8,000                  272,200
                                                                  --------------      -------------        ------------------
Net cash provided by financing activities                               93,814            9,881                1,899,492

Net decrease in cash and equivalents                                    (1,062)          (4,194)                       -
Cash and cash equivalents at the beginning of the period                 1,062            4,295                        -
                                                                  --------------      -------------        ------------------
Cash and cash equivalents at the end of the period                  $        -        $     101             $          -
                                                                  ==============      =============        ==================
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                            $        -         $      -             $          -
Cash paid during the period for taxes                                        -                -                        -
Common stock issued in exchange for services                           604,546          347,526                7,692,342
Common stock issued in exchange for previously incurred debt                 -                -                  233,498
Common stock issued in exchange for interest                                 -                -                   26,570
Common stock issued in exchange for accrued interest                   146,617                -                  146,617
Common stock issued in exchange for expenses paid by
shareholders                                                           127,500                -                  192,500
Common stock issued in connections with acquisition of
Pacificap                                                                    -                -               29,160,000
Common stock issued in exchange for financing expenses                       -                -                  284,392
Common stock issued in connection with acquisition of
Cineports                                                                    -                -                1,197,396
Warrants issued in connection with acquisition of Cineports                  -                -                1,051,065
Stock options issued in exchange for services rendered                       -                -                  661,365
Preferred stock issued in exchange for services                              -                -                      855
Conversion of preferred stock                                                -                -                     (855)
Write off of  acquired asset                                                 -                -                    5,000
Write off of  un-collectable other receivable                                -                -                   30,000
Debt forgiveness from creditors                                              -                -                 (139,992)
Write off of capitalized production costs                                    -                -                  150,273
Write off of other investment previously paid with common
stock                                                                        -                -                   62,500
Impairment of film library                                                                                       372,304
Expenses paid by principal shareholders                                      -                -                  117,015
Common stock issued in exchange for shareholder advances                     -                -                   45,500
Accrued interest paid by principal shareholder                               -                                         -
Acquisition:
Assets acquired                                                              -                -                  379,704
Goodwill                                                                     -                -                  490,467
Accumulated deficit                                                          -                -                        -
Liabilities assumed                                                          -                -                 (588,027)
Common stock Issued                                                          -                -                 (282,144)
                                                                  --------------      -------------        ------------------
Net cash paid for acquisition                                       $        -         $      -             $          -
                                                                  ==============      =============        ==================
Liabilities disposed of in disposition of business, net             $        -         $      -             $     79,374
Net cash received in disposition of business                        $        -         $      -             $          -
                                                                  ==============      =============        ==================

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                            PACIFICAP ENTERTAINMENT
                                 HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the "Company"), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2004, the Company has accumulated losses of $44,368,707.

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

     o The Company's Board of Directors effected a one for thirty reverse stock split (see Note D). All references in the consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at March 31, 2004.

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
                                                                  ============

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2004 and December 31, 2003 are as follows:
                                                                                   March 31, 2004        December 31, 2003
12 % convertible subordinated payable, unsecured and due December 31, 2000;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the registration of the Company's common stock under the
Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2000, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements.                       $ 457,000              $ 457,000

12 % convertible subordinated payable, unsecured and due December 31,
2001; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the
registration of the Company's common stock under the Securities Act
of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2001, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements.                         342,500                342,500

12 % convertible subordinated payable, unsecured and due December 31,
2002; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the
registration of the Company's common stock under the Securities Act
of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2002, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements.                          31,250                 31,250

Note payable on demand to accredited investor; interest  payable monthly at 18% per annum; unsecured; guaranteed by the Company's
President                                                                              52,415                 52,415

Note payable on demand to accredited investor; interest  payable monthly at 18% per annum; unsecured; guaranteed by the Company's
President                                                                             100,000                100,000

Note payable on demand to accredited investor; interest  payable
monthly at 8% per annum; unsecured                                                    237,200                153,000
                                                                                 -------------           ------------
                                                                                    1,220,365              1,136,165
Less: current portion                                                              (1,220,365)            (1,136,165)
                                                                                 =============           ============
                                                                                 $          -             $        -
                                                                                 =============           ============


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE C - NOTES PAYABLE (Continued)

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2003, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders as of December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. Total financing expenses charged to operations during the year ended December 31, 2003 amounted $ 284,392 (see Note
D). In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at the fair market value at the day the shares were issued, which approximately $146,617.

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 23,069,557 and 21,818,255 shares of common stock issued and outstanding as of March 31, 2004 and December 31, 2003, respectively.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE D - CAPITAL STOCK (Continued)

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

In connection with the acquisition of Cineports, the Company issued an aggregate of 159,653 shares of the Company's restricted common stock to Cineports's shareholders in July 2002. The shares were valued at $1,197,396, which did not differ materially from the fair value of the shares issued during the period the acquisition occurred.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE D - CAPITAL STOCK (Continued)

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                         (A Development stage company)
                      NOTES TO THE CONDENSED CONSOLIDATED
                      FINANCIAL INFORMATION MARCH 31, 2004
                                  (Unaudited)

NOTE D - CAPITAL STOCK (Continued)

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

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of common stock to its note holders in exchange for financing expenses of $284,392 (see Note C).

In January 2004, the Company issued an aggregate of 145,166 shares of common stock to its note holders in exchange for $146,617 of accrued interest. The Company also issued an aggregate of 125,000 shares of common stock to consultants in exchange for services in the amount of $126,250. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In February 2004, the Company issued an aggregate of 537,886 shares of common stock to consultants in exchange for services in the amount of $326,366. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 150,000 to a shareholder in exchange for $127,500 of expenses previously paid by the shareholder on behalf of the Company.

In March 2004, the Company issued an aggregate of 293,250 shares of common stock to consultants in exchange for services in the amount of $151,930. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE E - STOCK OPTIONS AND WARRANTS

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

                               Options Outstanding                                   Options Exercisable
                               -------------------                                   -------------------
                                     Weighted Average         Weighed                        Weighted
    Exercise         Number        Remaining Contractual      Average         Number         Average
    Prices           Outstanding        Life (Years)        Exercise Price   Exercisable   Exercise Price
    ----------       ------------  ---------------------   ---------------   -----------   -------------
     $ 30.00             3,333                 0.08           $ 30.00          3,333         $ 30.00
       60.00             6,667                 0.17             60.00          6,667           60.00
      105.00             3,333                 0.08            105.00          3,333          105.00
      150.00             3,333                 0.08            150.00          3,333          150.00
                     ------------  ---------------------   ---------------   -----------   -------------
                        16,666                 0.12           $ 81.00         16,666         $ 81.00
                     ============  =====================   ===============   ===========   ==============

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

Transactions involving options issued to consultants are summarized as follows:

                                                                Weighted Average
                                       Number of Shares         Price Per Share
                                       ----------------         ----------------
  Outstanding at January 1, 2002                     -          $    -
     Granted                                   118,333           35.70
     Exercised                                       -               -
     Canceled or expired                             -               -
                                       ----------------         ----------------
  Outstanding at December 31, 2002             118,333           35.70
     Granted                                         -               -
     Exercised                                       -               -
     Canceled or expired                      (101,667)
                                       ----------------         ----------------
                                                16,666           28.20
                                       ================         ================
                                                                 81.00
     Granted                                         -               -
     Exercised                                       -               -
     Canceled or expired                             -               -

  Outstanding at March 31, 2004                 16,666          $81.00
                                       ================         ================

The Company did not grant any stock options during the period ended March 31, 2004 and 2003, and all previously granted options were fully vested during the year ended December 31, 2002. Accordingly, no expense was charged to operations in connection with stock options during the period ended March 31, 2004 and 2003.

Warrants

Pursuant to the Agreement and Plan of Merger ("Agreement") in July 2002 to acquire Cineports, the Company issued to Cineports's shareholders 206,091 warrants (6,182,733 warrants pre-stock split), each giving the holder the right to purchase a share of the Company's common stock.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock, after giving effect to 1:30 reverse split in common stock in September 2003. These warrants were granted in lieu of cash compensation for acquisition of Cineports.

                              Warrants Outstanding                                  Warrants Exercisable
                              --------------------                                  --------------------
                                       Weighted Average      Weighed                        Weighted
                       Number       Remaining Contractual    Average         Number           Average
   Exercise Prices    Outstanding      Life (Years)        Exercise Price    Exercisable  Exercise Price
   ---------------    ------------  ---------------------  ---------------   -----------  ---------------
       $36.00           206,091              0.25              $ 36.00        206,091        $  36.00
   ===============    ============  =====================  ===============   ===========  ===============

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                Weighted Average
                                            Number of Shares     Price Per Share
                                           -----------------     ---------------
  Outstanding at January 1, 2002                         -              $    -
     Granted                                       206,091               36.00
     Exercised                                           -                   -
     Canceled or expired                                 -                   -
                                           -----------------     ---------------
  Outstanding at December 31, 2002                 206,091               36.00
     Granted                                             -                   -
     Exercised                                           -                   -
     Canceled or expired                                 -                   -
                                           -----------------     ---------------
  Outstanding at December 31, 2003                 206,091               36.00
                                           =================     ===============
     Granted                                             -                   -
     Exercised                                           -                   -
     Canceled or expired                                 -                   -
                                           -----------------     ---------------
  Outstanding at March 31, 2004                    206,091            $  36.00
                                           =================     ===============

The Company did not grant any warrants during the period ended March 31, 2004 and 2003, and all previously granted warrants were fully vested during the year ended December 31, 2002. Accordingly, no expense was charged to operations in connection with stock options during the period ended March 31, 2004 and 2003.

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

Overview

Results of Operations

The Company is in the development stage and to date, has not generated revenues. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this annual report concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence By our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors., including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry. As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation
- Transition and Disclosure - an amendment of SFAS 123." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2004 from actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.


Costs and Expenses

From our inception through March 31, 2004, we have not generated any revenues. We have incurred losses of $ 44,368,707 during this period. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, acquisition costs , product development costs and professional service fees.

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital deficit of $ 2,911,775 as a result of our operating losses from our inception through March 31, 2004. We generated a cash flow deficit of $ 1,749,929 from operating activities from our inception on July 29, 1997 through March 31, 2004. Cash flows used in investing activities was $ 149,563 during this period. We met our cash requirements during this period through the private placement of $ 272,200 of common stock, $ 1,352,865 from the issuance of convertible notes (net of repayments and costs), and $ 274,427 from advances from the Company's prinicpal shareholders and others.

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

The independent auditor's report on the Company's December 31, 2003 financial statements states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

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

Acquisition of Plant and Equipment and Other Assets (Film Library)

We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs. We do not anticipate the disposition of any material property, plant or equipment during the next 12 months.


Number of Employees

From our inception through the period ended March 31, 2004, we have relied on the services of outside consultants for services and have had only one employee, our President, Mr. Ed Litwak. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Cautionary Factors that May Affect Future Results

Our annual report (10-KSB) filed in May of 2004 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.


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

On March 19, 2004, the Company received a letter from attorney's for Banbino's Cafe requesting damages in the amount $1,350 for its receipt of an unsolicited fax transmission allegedly from the Company in violation of Federal Law, 47 USC
227. The Company has represented that it had no knowledge of any fax solicitation campaign does not believe that the plaintiff will prevail in the event that a complaint is filed.


Item 2.  Changes in Securities

On January 6, 2004, we issued a total of 145,166 shares of common stock to investors in our 2000 and 2001 convertible capital notes in exchange for accrued interest. Such issuances were considered exempt from registration under Section 4(2) of the Securities Act of 1933.

Also in January of 2004, we issued an aggregate of 125,000 shares of common stock to attorneys for their previously rendered legal and consulting services. These issuances are considered exempt from registration under Section 4(2) of the Securities Act of 1933

In February 2004, the Company issued an aggregate of 537,886 shares of common stock to consultants in exchange for their marketing, financial advisory and legal services. These issuances are considered exempt from registration under
Section 4(2) of the Securities Act of 1933. The Company also issued an aggregate of 150,000 to a single shareholder in exchange for $127,500 of expenses previously paid by the shareholder on behalf of the Company. This issuance is also considered exempt from registration under Section 4(2) of the Securities Act of 1933.

In March 2004, the Company issued an aggregate of 293,250 shares of common stock to consultants in exchange for their marketing, financial advisory and computer web design services. These issuances are considered exempt from registration under Section 4(2) of the Securities Act of 1933



Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 31: Certification pursuant to Sarbanes-Oxley, Section 302 Exhibit 32: Certification pursuant to Sarbanes-Oxley,
                  Section 906


(b)                        Reports Filed on 8-K None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: May 21, 2004

 By:/s/Ed Litwak
 --------------
  Ed Litwak
  President