Form 10QSB
period 2004-06-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2004-08-23
CIK 1129284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-31048

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
             (Exact name of registrant as specified on its charter)

                 NEVADA                                  33-0766069
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

                                12268 VIA LATINA
                            DEL MAR, CALIFORNIA 92914
                    (Address of principle executive offices)

                                 (858) 481-2207
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                             Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 26,997,370 shares issued and outstanding as of August 18, 2004

                                      INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1       Financial Statements (unaudited)

                       Condensed Consolidated Balance Sheets -June 30, 2004 and December 31, 2003       3

                       Condensed Consolidated Statements of Losses -Three and Six Months Ended
                       June 30, 2004 and 2003 and for the Period July 29, 1997 (Date of
                       Inception) through June 30, 2004                                                 4

                       Condensed Consolidated Statements of Deficiency in
                       Stockholders' Equity for the Period July 29, 1997
                       (Date of Inception) through June 30, 2004 and for
                       the Period July 29, 1997 (Date of Inception)
                       through June 30, 2004
                                                                                                        5

                       Condensed Consolidated Statements of Cash Flows - Six Months Ended June
                       30, 2004 and 2003                                                                6

                       Notes to Unaudited Condensed Consolidated Financial Information - June 30,
                       2004                                                                           14-22

          ITEM 2       Plan of Operations                                                             23-26

          ITEM 3       Controls and Procedures                                                          27

PART II   OTHER INFORMATION

          ITEM 1       Legal proceedings                                                                28
          ITEM 2       Changes in securities and use of proceeds                                        28
          ITEM 3       Defaults upon senior securities                                                  28
          ITEM 4       Submission of matters to a vote of security holders                              28
          ITEM 5       Other information                                                                28
          ITEM 6       Exhibits and Reports on 8-K                                                      28

          SIGNATURES                                                                                    29

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                         June 30, 2004   December 31, 2003
                                                        --------------    --------------
ASSETS
Current assets:
Cash and cash equivalents                               $       89,476    $        1,062

Prepaid expense and other (Note C)                             117,941                --
                                                        --------------    --------------

Total current assets                                           207,417             1,062

Property and equipment:
Office furniture, net of accumulated depreciation of
$1,190 and $1,020 at June 30, 2004 and December 31,
2003, respectively                                                 500               670

Other assets:

Prepaid expense and other (Note C)                             108,113                --
                                                        --------------    --------------

Total assets                                            $      316,030    $        1,732
                                                        ==============    ==============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                   $      837,854    $      979,137

Other accrued liabilities                                      380,000           380,000

Notes payable (Note D)                                       1,387,365         1,136,165

Advances from related parties                                  287,066           264,401

Other advances                                                  45,000            45,000
                                                        --------------    --------------

Total current liabilities                                    2,937,285         2,804,703

Convertible Notes payable, net of debt discount (Note
C)                                                              29,167                --
                                                        --------------    --------------


Commitments and contingencies                                       --                --


(Deficiency in) stockholders' equity (Note E):
Preferred stock, par value, $0.001 per share;
50,000,000 shares authorized; none issued and
outstanding at June 30, 2004 and December 31, 2003                  --                --
Common stock, par value, $0.001 per share;
300,000,000 shares authorized; 24,464,557 and
21,818,255 shares issued at June 30, 2004 and
December 31, 2003, respectively                                 24,465            21,818

Additional paid-in-capital                                  42,576,052        40,557,036

Deficit during development stage                           (45,250,939)      (43,381,825)
                                                        --------------    --------------
Total deficiency in stockholder's equity                    (2,650,422)       (2,802,971)
                                                        --------------    --------------
Total liabilities and (deficiency in) stockholder's
equity                                                  $      316,030    $        1,732
                                                        ==============    ==============


      See accompanying notes to the unaudited condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                                                                         For the Period
                                                                                                         July 29, 1997
                                          For The Three months Ended       For The Six months Ended         (Date of
                                                   June 30,                        June 30,              Inception) to
                                             2004            2003            2004           2003         June 30, 2004
                                             ----            ----            ----           ----         --------------
Costs and Expenses:
Selling, general and administrative     $    767,641    $     93,331    $  1,667,509    $    459,394    $ 11,780,483
Acquisition of Pacificap
Entertainment Holdings, Inc. (Note B)             --              --              --              --      29,160,000

Acquisition of Cineports.com, Inc.                --              --              --              --       2,248,461

Impairment of film library                        --              --              --              --         372,304

Impairment of investment                          --              --              --              --          62,500

Depreciation                                      85              85             170             170         197,375
                                        ------------    ------------    ------------    ------------    ------------
Total operating expenses                     767,726          93,416       1,667,679         459,564      43,821,123

Loss from operations                        (767,726)        (93,416)     (1,667,679)       (459,564)    (43,821,123)

Other income (expenses):

Other income (expenses)                           --              --              --              --         114,758

Interest income (expenses)                  (114,505)        (26,756)       (201,435)        (79,504)       (976,361)
                                        ------------    ------------    ------------    ------------    ------------
Total other income (expenses)               (114,505)        (26,756)       (201,435)        (79,504)       (861,603)

Loss from continuing operations,
before income taxes and discontinued
operations                                  (882,232)       (120,172)     (1,869,114)       (539,068)    (44,682,726)
Provision for income taxes                        --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------

Loss from continuing operations,
before discontinued operations              (882,232)       (120,172)     (1,869,114)       (539,068)    (44,682,726)
Loss from discontinued operations                 --              --              --              --        (352,905)
Gain on disposal of discontinued
operations, net                                   --              --              --              --          78,974
                                        ------------    ------------    ------------    ------------    ------------

Net loss                                $   (882,232)   $   (120,172)     (1,869,114)   $   (539,068)   $(44,956,657)
                                        ============    ============    ============    ============    ============

Cumulative effect of accounting
change                                            --              --              --              --        (294,282)

Net loss applicable to common shares    $   (882,232)   $   (120,172)   $ (1,869,114)   $   (539,068)    (45,250,939)
                                        ============    ============    ============    ============    ============

Loss per common share (basic and
assuming dilution)                      $      (0.04)   $      (0.00)   $      (0.08)   $      (0.02)
                                        ============    ============    ============    ============
Continuing operations                   $      (0.04)   $      (0.00)   $      (0.08)   $      (0.02)
                                        ============    ============    ============    ============
Discontinued operations                 $         --    $         --    $         --    $         --
                                        ============    ============    ============    ============


Weighted average shares outstanding       24,054,667      24,402,251      23,286,558      22,600,420
                                        ============    ============    ============    ============

      See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004



                                                                                                    Common        Additional
                                               Preferred                          Common            Stock            Stock
                                                Shares        Stock Amount        Shares            Amount        subscription
                                            --------------   --------------   --------------    --------------   --------------
Shares issued at date of inception (July
29, 1997) to founders in exchange for
contribution of organization costs valued
at $27.38 per shares, as restated                       --    $          --              422    $            1   $           --
Net Loss                                                --               --               --                --               --
                                            --------------   --------------   --------------    --------------   --------------
BALANCE AT DECEMBER 31, 1997                            --   $           --              422    $            1   $           --
                                            ==============   ==============   ==============    ==============   ==============
Shares issued December 22, 1998 to
consultants in exchange for services
valued at $.054 per shares                              --               --           37,083                37               --
Shares issued December 22, 1998 to
President in exchange for debt valued at
$.054 per shares                                        --               --          277,778               278               --
Operating expenses incurred by principal
shareholder                                             --               --               --                --               --

Net loss                                                --               --               --                --               --
                                            --------------   --------------   --------------    --------------   --------------
BALANCE AT DECEMBER 31, 1998                            --   $           --          315,283    $          316   $           --
                                            ==============   ==============   ==============    ==============   ==============
Shares issued on April 13, 1999 for cash
in connection with private placement at
$30.08 per share                                        --               --              133                --               --
Shares issued on April 13, 1999 to
consultants in exchange for services
valued at $30.00per share                               --               --            6,000                 6               --
Shares issued May 28, 1999 in exchange
for services valued at $.001 per share             855,000              855               --                --               --
Contribution of shares to treasury on
September 30, 1999 by principal
shareholder                                             --               --          (94,048)               --               --
Shares issued on November 12, 1999 for
cash in connection with private placement
at $3.00 per share                                      --               --           33,333                33               --
Release of shares held in treasury and
acquisition of Cavalcade of Sports
Network, Inc on December 16, 1999                       --               --           94,048                --               --
Operating expenses incurred by principal
shareholder                                             --               --               --                --               --

Net Loss                                                --               --               --                --               --
                                            --------------   --------------   --------------    --------------   --------------
BALANCE AT DECEMBER 31, 1999                       855,000   $          855          354,749               355               --
                                            ==============   ==============   ==============    ==============   ==============


                                              Deficit
                                             Accumulated
                                               During
                                               Paid in        Development        Treasury
                                               Capital           Stage             Stock             Total
                                            --------------   --------------    --------------   --------------
Shares issued at date of inception (July
29, 1997) to founders in exchange for
contribution of organization costs valued
at $27.38 per shares, as restated           $       11,552   $           --    $           --   $       11,533
Net Loss                                                --               --                --               --
                                            --------------   --------------    --------------   --------------
BALANCE AT DECEMBER 31, 1997                        11,552   $           --                --   $       11,553
                                            ==============   ==============    ==============   ==============
Shares issued December 22, 1998 to
consultants in exchange for services
valued at $.054 per shares                           1,965               --                --            2,002
Shares issued December 22, 1998 to
President in exchange for debt valued at
$.054 per shares                                    14,722               --                --           15,000
Operating expenses incurred by principal
shareholder                                          8,925               --                --            8,925

Net loss                                                --         (212,773)               --         (212,773)
                                            --------------   --------------    --------------   --------------
BALANCE AT DECEMBER 31, 1998                $       37,164   $     (212,773)   $           --   $     (175,293)
                                            ==============   ==============    ==============   ==============
Shares issued on April 13, 1999 for cash
in connection with private placement at
$30.08 per share                                     4,000               --                --            4,000
Shares issued on April 13, 1999 to
consultants in exchange for services
valued at $30.00per share                          179,994               --                --          180,000
Shares issued May 28, 1999 in exchange
for services valued at $.001 per share                  --               --                --              855
Contribution of shares to treasury on
September 30, 1999 by principal
shareholder                                             94               --               (94)              --
Shares issued on November 12, 1999 for
cash in connection with private placement
at $3.00 per share                                  99,967               --                --          100,000
Release of shares held in treasury and
acquisition of Cavalcade of Sports
Network, Inc on December 16, 1999                  282,050               --                94          282,144
Operating expenses incurred by principal
shareholder                                          6,000               --                --            6,000

Net Loss                                                --         (438,045)               --         (438,045)
                                            --------------   --------------    --------------   --------------
BALANCE AT DECEMBER 31, 1999                       609,269         (650,818)               --          (40,339)
                                            ==============   ==============    ==============   ==============



      See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY
                      IN STOCKHOLDERS' EQUITY (CONTINUED)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004




                                            Preferred           Stock             Common          Stock          Common Stock
                                              Shares            Amount            Shares          Amount         Subscription
                                          --------------    --------------    --------------   --------------   --------------
BALANCE FORWARD                                  855,000    $          855           354,749   $          355   $           --
Shares issued in March 2000 in exchange
for debt at $37.50 per share                          --                --             2,060                2               --
Shares issued March 28, 2000 in
exchange for services at $37.50 per
share                                                 --                --                70               --               --
Shares issued April 27, 2000 in
exchange for services at $37.50 per
share                                                 --                --               250               --               --
Shares issued May 8, 2000 in exchange
for services at $37.50 per share                      --                --               417                1               --
Shares issued May 17, 2000 in exchange
for services at 37.50 per share                       --                --               833                1               --
Shares issued June 2000 in exchange for
debt at $37.59 per share                              --                --               133               --               --
Shares issued June 2000 in exchange for
services at $37.46 per share                          --                --               589                1               --
Shares issued July 25, 2000 in exchange
for debt at $37.88 per share                          --                --                33               --               --
Shares issued August 2000, in exchange
for services at $37.50 per share                      --                --             2,167                2               --
Conversion of preferred stock on
September 18, 2000                              (855,000)             (855)               --               --               --
Shares issued October 13, 2000, in
exchange for services at $37.86 per
share                                                 --                --                35               --               --
Shares issued October 30, 2000 in
exchange for services at $37.48 per
share                                                 --                --               667                1               --
Shares issued November 9, 2000 in
exchange for services at $37.65 per
share                                                 --                --                83               --               --
Shares issued December 1, 2000 in
exchange for services at $36.76 per
share                                                 --                --                17               --               --
Operating expenses incurred by
principal shareholder                                 --                --                --               --               --

Net Loss                                              --                --                --               --               --
                                          --------------    --------------    --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2000                          --    $           --           362,103   $          363   $           --
                                          ==============    ==============    ==============   ==============   ==============


                                                              Deficit
                                                            Accumulated
                                            Additional        During
                                             Paid in         Development       Treasury
                                             Capital            Stage            Stock             Total
                                          --------------   --------------    --------------   --------------
BALANCE FORWARD                           $      609,269   $     (650,818)   $           --   $      (40,339)
Shares issued in March 2000 in exchange
for debt at $37.50 per share                      77,245               --                --           77,247
Shares issued March 28, 2000 in
exchange for services at $37.50 per
share                                              2,625               --                --            2,625
Shares issued April 27, 2000 in
exchange for services at $37.50 per
share                                              9,375               --                --            9,375
Shares issued May 8, 2000 in exchange
for services at $37.50 per share                  15,624               --                --           15,625
Shares issued May 17, 2000 in exchange
for services at 37.50 per share                   31,249               --                --           31,250
Shares issued June 2000 in exchange for
debt at $37.59 per share                           5,000               --                --            5,000
Shares issued June 2000 in exchange for
services at $37.46 per share                      22,082               --                --           22,083
Shares issued July 25, 2000 in exchange
for debt at $37.88 per share                       1,250               --                --            1,250
Shares issued August 2000, in exchange
for services at $37.50 per share                  81,248               --                --           81,250
Conversion of preferred stock on
September 18, 2000                                    --               --                --             (855)
Shares issued October 13, 2000, in
exchange for services at $37.86 per
share                                              1,325               --                --            1,325
Shares issued October 30, 2000 in
exchange for services at $37.48 per
share                                             24,999               --                --           25,000
Shares issued November 9, 2000 in
exchange for services at $37.65 per
share                                              3,125               --                --            3,125
Shares issued December 1, 2000 in
exchange for services at $36.76 per
share                                                625               --                --              625
Operating expenses incurred by
principal shareholder                              6,000               --                --            6,000

Net Loss                                              --         (856,968)               --         (856,968)
                                          --------------   --------------    --------------   --------------
BALANCE AT DECEMBER 31, 2000              $      891,041   $   (1,507,786)   $           --   $     (616,382)
                                          ==============   ==============    ==============   ==============


      See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN
                        STOCKHOLDERS' EQUITY (CONTINUED)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004




                                   Preferred                                                           Common Stock
                                    Shares         Stock Amount    Common Shares      Stock Amount      Subscription
                                 --------------   --------------   --------------    --------------    --------------
BALANCE FORWARD                              --   $           --          362,103    $          363    $           --
Shares issued in January 2001,
in exchange for services at
$37.50 per share                             --               --            6,667                 7                --
Shares issued in April 2001,
in exchange for services at
$37.50 per share                             --               --            4,000                 4                --
Shares issued in April 2001,
in exchange for advances from
officers at $37.50 per share                 --               --            3,333                 3               --
Shares issued in  2001, in
exchange for services at
$37.50 per share                             --               --            2,500                 3                --
Shares issued in  2001, in
exchange for services at
$37.50 per share                             --               --            1,000                 1                --
Fractional shares                            --               --               (5)               --                --
Shares canceled  in November
2001, for services that were
not performed and shares were
previously issued in October 2001            --               --             (667)               (1)               --
Shares issued in December
2001, to board of directors
members for services at 37.50
per share                                    --               --            2,100                 2                --
Operating expenses incurred by
principal shareholder                        --               --               --                --                --
Net loss                                     --               --               --                --                --
                                 --------------   --------------   --------------    --------------    --------------
BALANCE AT DECEMBER 31, 2001                 --   $           --          381,031    $          382    $           --
                                 ==============   ==============   ==============    ==============    ==============


                                                      Deficit
                                                    Accumulated
                                  Additional          During
                                    Paid in         Development       Treasury
                                    Capital            Stage             Stock             Total
                                 --------------    --------------    --------------   --------------
BALANCE FORWARD                  $      891,041    $   (1,507,786)   $           --   $     (616,382)
Shares issued in January 2001,
in exchange for services at
$37.50 per share                        249,993                --                --          250,000
Shares issued in April 2001,
in exchange for services at
$37.50 per share                        149,996                --                --          150,000
Shares issued in April 2001,
in exchange for advances from
officers at $37.50 per share            124,997                                              125,000
Shares issued in  2001, in
exchange for services at
$37.50 per share                         93,747                --                --           93,750
Shares issued in  2001, in
exchange for services at
$37.50 per share                         37,499                --                --           37,500

Fractional shares                            --                --                --               --
Shares canceled  in November
2001, for services that were
not performed and shares were
previously issued in October 2001       (24,999)               --                --          (25,000)
Shares issued in December
2001, to board of directors
members for services at 37.50
per share                                78,748                --                --           78,750
Operating expenses incurred by
principal shareholder                     6,000                --                --            6,000
Net loss                                     --        (1,257,584)               --       (1,257,584)
                                 --------------    --------------    --------------   --------------
BALANCE AT DECEMBER 31, 2001     $    1,607,022    $   (2,765,370)   $           --   $   (1,157,966)
                                 ==============    ==============    ==============   ==============


      See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDESNED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004



                                                                                                             Additional
                                                  Preferred        Stock          Common         Stock         Paid in
                                                    Shares         Amount         Shares         Amount        Capital
                                                 ------------   ------------   ------------   ------------   ------------
BALANCE FORWARD                                            --   $         --        381,031   $        382   $  1,607,022
Shares issued in January 2002, in exchange
for investment at $37.50 per share                         --             --          1,667              2         62,498
Shares issued in March 2002, in exchange for
services at $37.50 per share                               --             --          8,333              8        312,492
Shares issued in June 2002, in exchange for
services at approximately $40.15 per share                 --             --         18,890             19        758,356
Shares issued in June 2002, in exchange for
debts at $37.50 per share                                  --             --          2,667              2         99,998
Shares issued in July 2002, in exchange for
services at $10.84 per share                               --             --            717              1          7,769
Shares issued in July 2002, in connection
with acquisition of Cineports.com, Inc. at
approximately $7.50 per share (Note B)                     --             --        159,653            160      1,197,237
Shares issued in August 2002, in exchange for
services at approximately $10.84 per share                 --             --          2,133              2         23,127
Shares issued in September 2002, in exchange
for services at approximately $10.84 per share             --             --         10,000             10        108,410
Shares issued in October 2002, in exchange
for services at approximately $11.69 per share             --             --          4,000              4         46,736
Shares issued in October 2002 for cash in
connection with private placement at $6.94
per share                                                  --             --         18,018             18        124,982
Shares issued in October 2002, in exchange
for interest at approximately $11.68 per share             --             --            507             --          5,920
Shares issued in November 2002, in exchange
for services at approximately $8.70 per share              --             --          1,667              2         14,498
Shares issued in November 2002 for cash in
connection with private placement at $10.20
per share                                                  --             --          1,000              1         10,199
Shares issued in November 2002 for cash in
connection with private placement at $7.50
per share                                                  --             --          4,000              4         29,996
Shares issued in November 2002, in exchange
for debts at $37.49 per share                              --             --            867              1         32,499
Shares issued in November 2002, in exchange
for interest at $37.56 per share                           --             --            217             --          8,150
Shares issued in December 2002, in exchange
for services at approximately $12.26 per share             --             --          9,333              9        114,371
Warrants issued in connection with
acquisition of Cineports (Note B)                          --             --             --             --      1,051,065
Options issued in exchange for services
rendered (Note H)                                          --             --             --             --        661,365

Net loss                                                   --             --             --             --             --
                                                 ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2002                               --   $         --        624,700   $        625   $  6,276,690
                                                 ============   ============   ============   ============   ============


                                                    Deficit
                                                 Accumulated
                                                   During
                                                 Development      Treasury
                                                    Stage           Stock            Total
                                                 ------------    ------------    ------------
BALANCE FORWARD                                  $ (2,765,370)   $         --    $ (1,157,966)
Shares issued in January 2002, in exchange
for investment at $37.50 per share                         --              --          62,500
Shares issued in March 2002, in exchange for
services at $37.50 per share                               --              --         312,500
Shares issued in June 2002, in exchange for
services at approximately $40.15 per share                 --              --         758,375
Shares issued in June 2002, in exchange for
debts at $37.50 per share                                  --              --         100,000
Shares issued in July 2002, in exchange for
services at $10.84 per share                               --              --           7,770
Shares issued in July 2002, in connection
with acquisition of Cineports.com, Inc. at
approximately $7.50 per share (Note B)                     --              --       1,197,397
Shares issued in August 2002, in exchange for
services at approximately $10.84 per share                 --              --          23,129
Shares issued in September 2002, in exchange
for services at approximately $10.84 per share             --              --         108,420
Shares issued in October 2002, in exchange
for services at approximately $11.69 per share             --              --          46,740
Shares issued in October 2002 for cash in
connection with private placement at $6.94
per share                                                  --              --         125,000
Shares issued in October 2002, in exchange
for interest at approximately $11.68 per share             --              --           5,920
Shares issued in November 2002, in exchange
for services at approximately $8.70 per share              --              --          14,500
Shares issued in November 2002 for cash in
connection with private placement at $10.20
per share                                                  --              --          10,200
Shares issued in November 2002 for cash in
connection with private placement at $7.50
per share                                                  --              --          30,000
Shares issued in November 2002, in exchange
for debts at $37.49 per share                              --              --          32,500
Shares issued in November 2002, in exchange
for interest at $37.56 per share                           --              --           8,150
Shares issued in December 2002, in exchange
for services at approximately $12.26 per share             --              --         114,380
Warrants issued in connection with
acquisition of Cineports (Note B)                          --              --       1,051,065
Options issued in exchange for services
rendered (Note H)                                          --              --         661,365

Net loss                                           (5,210,614)             --      (5,210,614)
                                                 ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002                     $ (7,975,984)   $         --    $ (1,698,669)
                                                 ============    ============    ============



      See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDESNED CONSOLIDATED STATEMENT OF DEFICIENCY
                      IN STOCKHOLDERS' EQUITY (CONTINUED)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004



                                                                                                                        Additional
                                                           Preferred        Share          Common         Share          Paid in
                                                             Shares         Amount         Shares         Amount         Capital
                                                          ------------   ------------   ------------   ------------   ------------
BALANCE FORWARD                                                     --   $         --        624,700   $        625   $  6,276,690
Shares issued in January 2003 in exchange
for services at approximately $4.63 per share                       --             --         56,300             56        260,434

Shares issued in February 2003 in exchange for
services at $2.10 per share                                         --             --         36,683             37         77,000
Shares issued in February 2003 for cash in
connection with private placement at $1.20 per share                --             --          6,667              6          7,994

Shares issued in February 2003 in exchange for
services at $1.50 per share                                         --             --          6,667              6          9,994

Shares issued in April, 2003 in exchange for services
at $.90 per share                                                   --             --         14,000             14         12,586
Shares issued in April 2003 in exchange for expenses
paid by shareholders at $.90 per share                              --             --         22,222             22         19,978
Shares issued in April 2003 in exchange for financing
expenses at $.90 per share                                          --             --         22,960             23         20,641
Shares issued in April 2003 for cash in connection
with private placement at $1.20 per share                           --             --          4,333              4          4,996
Shares issued in May 2003 in exchange for financing
expenses at $1.65 per share                                         --             --          2,591              3          4,272

Shares issued in May 2003 in exchange for services
at $1.50 per share                                                  --             --         17,667             18         25,882
Shares issued in May 2003 for cash in connection
with private placement at $.90 per share                            --             --         16,667             17         14,983
Shares issued in May 2003 in exchange for expenses
paid by shareholders at $.90 per share                              --             --         22,167             22         19,978

Shares issued in July 2003 in exchange for services
at $2.10 per share                                                  --             --         13,850             14         29,006

Shares issued in July 2003 in exchange for debts
at $.70 per share                                                   --             --         14,334             14          9,986
Shares issued in July 2003 in exchange for financing
expenses at $3.60 per share                                         --             --         37,487             38        134,915

Shares issued in August 2003 in exchange for services
at $3.14 per share                                                  --             --         37,667             38        117,762

Shares issued in August 2003 in exchange for debts at
$.81 per share                                                      --             --         43,667             44         35,456

Shares issued in September 2003 in exchange for
services at $1.80 per share                                         --             --        264,916            265        280,085
Fractional shares issued in September 2003 due to
rounding resulted from reverse stock split                          --             --          1,210              1             (1)
Shares issued in October 2003 in exchange for financing
expenses at $2.00 per share                                         --             --         50,000             50         99,950
Shares issued in October 2003 in exchange for services
at $1.59 per share                                                  --             --      2,405,000          2,405      3,826,895
Shares issued in November 2003 in exchange for services
at $1.18 per share                                                  --             --         43,000             43         50,707
Shares issued in November 2003 in exchange for interest
expenses at $1.25 per share                                         --             --         10,000             10         12,490
Shares issued in November 2003 in exchange for financing
expenses at $1.75 per share                                         --             --         14,000             14         24,486
Shares issued in December 2003 in exchange for services
at $1.28 per share                                                  --             --         29,500             29         37,871

Shares issued in connection with acquisition of Pacificap           --             --     18,000,000         18,000     29,142,000

Net loss                                                            --             --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2003                                                       --   $ 21,818,255   $     21,818     40,557,036
                                                          ============   ============   ============   ============   ============


                                                             Deficit
                                                            Accumulated
                                                              during
                                                            Development      Treasury
                                                               Stage           Stock           Total
                                                            ------------    ------------    ------------
BALANCE FORWARD                                             $ (7,975,984)   $         --    $ (1,698,669)
Shares issued in January 2003 in exchange
for services at approximately $4.63 per share                         --              --         260,490

Shares issued in February 2003 in exchange for
services at $2.10 per share                                           --              --          77,037
Shares issued in February 2003 for cash in
connection with private placement at $1.20 per share                  --              --           8,000

Shares issued in February 2003 in exchange for
services at $1.50 per share                                           --              --          10,000

Shares issued in April, 2003 in exchange for services
at $.90 per share                                                     --              --          12,600
Shares issued in April 2003 in exchange for expenses
paid by shareholders at $.90 per share                                --              --          20,000
Shares issued in April 2003 in exchange for financing
expenses at $.90 per share                                            --              --          20,664
Shares issued in April 2003 for cash in connection
with private placement at $1.20 per share                             --              --           5,000
Shares issued in May 2003 in exchange for financing
expenses at $1.65 per share                                           --              --           4,275

Shares issued in May 2003 in exchange for services
at $1.50 per share                                                    --              --          25,900
Shares issued in May 2003 for cash in connection
with private placement at $.90 per share                              --              --          15,000
Shares issued in May 2003 in exchange for expenses
paid by shareholders at $.90 per share                                --              --          20,000

Shares issued in July 2003 in exchange for services
at $2.10 per share                                                    --              --          29,020

Shares issued in July 2003 in exchange for debts
at $.70 per share                                                     --              --          10,000
Shares issued in July 2003 in exchange for financing
expenses at $3.60 per share                                           --              --         134,953

Shares issued in August 2003 in exchange for services
at $3.14 per share                                                    --              --         117,800

Shares issued in August 2003 in exchange for debts at
$.81 per share                                                        --              --          35,500

Shares issued in September 2003 in exchange for
services at $1.80 per share                                           --              --         280,350
Fractional shares issued in September 2003 due to
rounding resulted from reverse stock split                            --              --              --
Shares issued in October 2003 in exchange for financing
expenses at $2.00 per share                                           --              --         100,000
Shares issued in October 2003 in exchange for services
at $1.59 per share                                                    --              --       3,829,300
Shares issued in November 2003 in exchange for services
at $1.18 per share                                                    --              --          50,750
Shares issued in November 2003 in exchange for interest
expenses at $1.25 per share                                           --              --          12,500
Shares issued in November 2003 in exchange for financing
expenses at $1.75 per share                                           --              --          24,500
Shares issued in December 2003 in exchange for services
at $1.28 per share                                                    --              --          37,900

Shares issued in connection with acquisition of Pacificap             --              --      29,160,000

Net loss                                                     (35,405,841)             --     (35,405,841)
                                                            ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2003                                $(43,381,825)   $         --    $ (2,802,971)
                                                            ============    ============    ============


      See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY
                      IN STOCKHOLDERS' EQUITY (CONTINUED)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004




                                                                         Preferred                      Common         Share
                                                                          Shares      Share Amount      Shares         Amount
                                                                       ------------   ------------   ------------   ------------
BALANCE FORWARD                                                                                 --   $ 21,818,255   $     21,818
                                                                       ============   ============   ============   ============
Shares issued in January 2004 in exchange for accrued interest at
approximately $1.01 per share                                                    --             --        145,166            145
Shares issued in January 2004 in exchange for services at
approximately $1.01 per share
Shares issued in February 2004 in exchange for services at $0.66 per
share                                                                            --             --        537,886            538
Shares issued in February 2004 in exchange for expenses paid by
shareholders at $0.66 per share                                                  --             --        150,000            150
Shares issued in March 2004 in exchange for services at $0.52 per
share                                                                            --             --        293,250            294
Shares issued in April 2004 in exchange for services at
approximately $0.40 per share                                                    --             --        615,000            615
Shares issued in May 2004 in exchange for services at approximately
$0.25 per share                                                                  --             --        770,000            770
Shares issued in May 2004 in exchange for interest expense at
approximately $0.30 per share                                                    --             --         10,000             10
Beneficial conversion feature of convertible notes payable (Note C)              --             --             --             --
Value of warrants attached to convertible debentures (Note C)                    --             --             --             --
Net loss                                                                         --             --             --             --
                                                                       ------------   ------------   ------------   ------------
BALANCE AT JUNE 30, 2004                                                                        --   $ 24,464,557   $     24,465
                                                                       ============   ============   ============   ============

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional       during
                                                                         Paid in      Development      Treasury
                                                                         Capital         Stage           Stock            Total
                                                                       ------------   ------------    ------------    ------------
BALANCE FORWARD                                                        $ 40,557,036   $(43,381,825)   $         --    $ (2,802,971)
                                                                       ============   ============    ============    ============
Shares issued in January 2004 in exchange for accrued interest at
approximately $1.01 per share                                               146,472             --              --         146,617
Shares issued in January 2004 in exchange for services at
approximately $1.01 per share                                               125,000            125         126,125         126,250
Shares issued in February 2004 in exchange for services at $0.66 per
share                                                                       325,827             --              --         326,366
Shares issued in February 2004 in exchange for expenses paid by
shareholders at $0.66 per share                                             127,350             --              --         127,500
Shares issued in March 2004 in exchange for services at $0.52 per
share                                                                       151,637             --              --         151,930
Shares issued in April 2004 in exchange for services at
approximately $0.40 per share                                               243,635             --              --         244,250
Shares issued in May 2004 in exchange for services at approximately
$0.25 per share                                                             194,980             --              --         195,750
Shares issued in May 2004 in exchange for interest expense at
approximately $0.30 per share                                                 2,990             --              --           3,000
Beneficial conversion feature of convertible notes payable (Note C)         579,638             --              --         579,638
Value of warrants attached to convertible debentures (Note C)               120,362             --              --         120,362
Net loss                                                                         --     (1,869,114)             --      (1,869,114)
                                                                       ------------   ------------    ------------    ------------
BALANCE AT JUNE 30, 2004                                                 42,576,052   $(45,250,939)   $         --    $ (2,650,422)
                                                                       ============   ============    ============    ============


      See accompanying notes to the unaudited condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the Period July 29,
                                                                                              1997(Date of Inception)
                                                                  For The Six Months June 30,     to June 30,
                                                                    2004                2003         2004
                                                                    ----                ----         ----
Cash flows from operating activities:
Net loss for the period from continuing operations              $ (1,869,114)   $   (539,068)   $(44,977,008)

Loss from discontinued operations                                         --              --        (352,905)

Disposal of business segment, net                                         --              --          78,974
Adjustments to reconcile net losses  to net cash (used in)
operating activities:

Cumulative effect of accounting change                                    --              --         294,282

Depreciation                                                             170             170         197,375

Organization and acquisition costs expensed                               --              --          11,553

Common stock issued in exchange for services (Note E)              1,044,546         386,026       8,132,342

Common stock issued in exchange for previously incurred debt              --              --         233,498

Common stock issued in exchange for interest (Note E)                  3,000         169,679          29,570
Common stock issued in exchange for expenses paid by
shareholders (Note E)                                                127,500              --         192,500
Common stock issued in connections with acquisition of
Pacificap                                                                 --              --      29,160,000

Common stock issued in exchange for financing expenses                    --              --         284,392
Common stock issued in connection with acquisition of
Cineports                                                                 --              --       1,197,396

Warrants issued in connection with acquisition of Cineports               --              --       1,051,065

Stock options issued in exchange for services rendered                    --              --         661,365

Preferred stock issued in exchange for services                           --              --             855

Conversion of preferred stock                                             --              --            (855)
Amortization of debt discount - beneficial conversion feature
of convertible notes payable (Note C)                                 24,152              --          24,152
amortization of debt discount - value of warrants attached to
convertible notes payable (Note C)                                     5,015              --           5,015

Amortization of financing costs (Note C)                               3,910              --           3,910

Amortization of prepaid interest (Note C)                              3,888              --           3,888

Impairment of film library                                                --              --         372,304

Write off of acquired asset                                               --              --           5,000

Write off of  un-collectable other receivable                             --              --          30,000

Debt forgiveness from creditors                                           --              --        (139,992)

Write off of capitalized production costs                                 --              --         150,273
Write off of other investment previously paid with common
stock                                                                     --              --          62,500

Expenses paid by principal shareholders                                   --          40,000         117,015
(Increase) decrease in:

Other receivable                                                          --              --         (30,000)
Increase (decrease)  in:

Accounts payable and accrued expenses, net                             5,334         (93,330)        894,884
                                                                ------------    ------------    ------------
Net cash (used in) operating activities                             (651,599)        (36,523)     (2,306,652)

      See accompanying notes to the unaudited condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                  For the Period July
                                                                 For The Six Months June 30,       29, 1997(Date of
                                                                                                  Inception) to June
                                                                    2004             2003              30, 2004
                                                                    ----             ----              --------
Cash flows from investing activities:
Acquisition of film library and footage production costs       $           --   $           --    $     (183,080)

Acquisition of office furniture                                            --               --            (1,690)

Cash acquired in connection with acquisition                               --               --            35,207
                                                               --------------   --------------    --------------

Net cash (used in) investing activities                                    --               --          (149,563)

Cash flows from financing activities:

Advances from related parties, net of repayments                       22,665            4,368           242,478

Other advances, net                                                        --               --            45,000

Proceeds from issuance of notes payable                               251,200               --         1,519,865
Proceeds from issuance of long-term convertible debt, net of
costs and fees                                                        466,148               --           466,148

Proceeds from issuance of common stock                                     --           28,000           272,200
                                                               --------------   --------------    --------------

Net cash provided by financing activities                             740,013           32,368         2,545,691


Net decrease in cash and equivalents                                   88,414           (4,155)           89,477

Cash and cash equivalents at the beginning of the period                1,062            4,295                --
                                                               --------------   --------------    --------------
Cash and cash equivalents at the end of the period             $       89,476   $          140    $       89,477
                                                               ==============   ==============    ==============


      See accompanying notes to the unaudited condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                       For the Period July
                                                          For The Six Months June 30,  29, 1997(Date of
                                                                                         Inception) to
                                                            2004           2003          June 30, 2004
                                                            ----           ----              --------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                $         --   $         --   $               --

Cash paid during the period for taxes                             --             --                   --

Common stock issued in exchange for services               1,044,546        386,026            8,132,342
Common stock issued in exchange for previously
incurred debt                                                     --             --              233,498

Common stock issued in exchange for interest expense           3,000             --               29,570

Common stock issued in exchange for accrued interest         146,617             --              146,617
Common stock issued in exchange for expenses paid by
shareholders                                                 127,500             --              192,500
Common stock issued in connections with acquisition
of Pacificap                                                      --             --           29,160,000
Common stock issued in exchange for financing
expenses                                                          --             --              284,392
Common stock issued in connection with acquisition of
Cineports                                                         --             --            1,197,396
Warrants issued in connection with acquisition of
Cineports                                                         --             --            1,051,065
Stock options issued in exchange for services
rendered                                                          --             --              661,365

Preferred stock issued in exchange for services                   --             --                  855

Conversion of preferred stock                                     --             --                 (855)

Write off of  acquired asset                                      --             --                5,000

Write off of  un-collectable other receivable                     --             --               30,000

Debt forgiveness from creditors                                   --             --             (139,992)

Write off of capitalized production costs                         --             --              150,273
Write off of other investment previously paid with
common stock                                                      --             --               62,500

Impairment of film library                                        --             --              372,304

Expenses paid by principal shareholders                           --             --              117,015
Common stock issued in exchange for shareholder
advances                                                          --             --               45,500
Beneficial conversion feature of convertible notes
payable                                                      579,638             --              579,638
Value of warrants attached to convertible notes
payable                                                      120,362             --              120,362
Amortization of debt discount - beneficial conversion
feature of convertible notes payable                          24,152             --               24,152
Amortization of debt discount - value of warrants
attached to convertible notes payable                          5,015             --                5,015
Capitalized financing costs in connection with
issuance of long-term convertible notes payable               93,852             --               93,852
Prepaid interest expense in connection with issuance
of long-term convertible notes payable                       140,000             --              140,000
Acquisition:

Assets acquired                                                   --             --              379,704

Goodwill                                                          --             --              490,467

Accumulated deficit                                               --             --                   --

Liabilities assumed                                               --             --             (588,027)

Common stock Issued                                               --             --             (282,144)
                                                        ------------   ------------   ------------------
Net cash paid for acquisition                           $         --   $         --   $               --
                                                        ============   ============   ==================

Liabilities disposed of in disposition of business,
net                                                     $         --   $         --   $           79,374

Net cash received in disposition of business            $         --   $         --   $               --
                                                        ============   ============   ==================

      See accompanying notes to the unaudited condensed consolidated financial information

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the "Company"), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. The Company is currently seeking to develop a film finance and marketing business. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2004, the Company has accumulated losses of $45,250,939.

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

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at June 30, 2004.

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
                                                                ============

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Note"), and attached to the convertible notes were warrants to purchase 2,000,000 shares of the Company's common stock. The Convertible Note accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

On June 10, 2004, the Company issued to the investors a Convertible Note in the amount of $700,000, and the investors are obligated to provide the Company with additional $1,300,000 of cash in exchange for two other convertible promissory notes in the amount of $600,000 and $700,000, respectively. As of June 30, 2004, the Company received net proceeds of $466,148 for the $700,000 of convertible note issued. The proceeds that the Company received was net of prepaid interest of $140,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $93,852. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

A summary of convertible promissory notes payable at June 30, 2004 and December 31, 2003 is as follows:

                                              June 30, 2004   December 31, 2003
                                              -------------   -----------------
Convertible notes payable  ("Convertible
Note");  10% per  annum;  due two  years
from  the date of the  note;  noteholder
has the  option to convert  unpaid  note
principal the Company's  common stock at
the  lower  of (i)  $0.35 or (ii) 50% of
the average of the three lowest intraday
trading prices for the common stock on a
principal  market for the twenty trading
days before but not including conversion
date. The Company granted the noteholder
a security interest in substantially all
of the Company's assets and intellectual
property and registration rights.              $ 700,000          $    --

Debt  Discount -  beneficial  conversion
feature, net of accumulated amortization
of $24,152  and $0 at June 30,  2004 and
December 31, 2003, respectively.                (555,486)              --

Debt  Discount - value  attributable  to
warrants   attached  to  notes,  net  of
accumulated  amortization  of $5,015 and
$0 at June  30,  2004 and  December  31,
2003, respectively.                             (115,347)              --
                                               ---------          -------
Total                                          $  29,167          $    --
                                               ---------          -------
Less: current portion                                 --               --
                                               ---------          -------
                                               $  29,167          $    --
                                               =========          =======

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $579,638 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (two years) as interest expense.

In connection with the placement of the Convertible Note, the Company issued non-detachable warrants granting the holders the right to acquire 700,000 shares of the Company's common stock at $0.24 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $120,362 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.50%, a dividend yield of 0%, and volatility of 103%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (two years) as interest expense.

The Company amortized the Convertible Note debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $29,167 and $0 for the period ended June 30, 2004 and for the year ended December 31, 2003, respectively.

NOTE D - NOTES PAYABLE

Notes payable at June 30, 2004 and December 31, 2003 are as follows:

                                             June 30, 2004   December 31, 2003
                                             -------------   -----------------
12 % convertible  subordinated  payable,
unsecured  and due  December  31,  2000;
Noteholder  has the  option  to  convert
unpaid  note  principal   together  with
accrued  and  unpaid   interest  to  the
Company's  common stock thirty (30) days
following  the   effectiveness   of  the
registration  of  the  Company's  common
stock under the  Securities  Act of 1933
at a rate of  $1.25  per  share.  In the
event the unpaid principal amount of the
notes,  together  with any  accrued  and
unpaid interest,  are not converted,  or
paid in full by December 31, 2000,  then
interest  accrues at 18% per annum until
paid in full.  The Company is in default
under the terms of the Note Agreements.         $457,000          $457,000

12 % convertible  subordinated  payable,
unsecured  and due  December  31,  2001;
Noteholder  has the  option  to  convert
unpaid  note  principal   together  with
accrued  and  unpaid   interest  to  the
Company's  common stock thirty (30) days
following  the   effectiveness   of  the
registration  of  the  Company's  common
stock under the  Securities  Act of 1933
at a rate of  $1.25  per  share.  In the
event the unpaid principal amount of the
notes,  together  with any  accrued  and
unpaid interest,  are not converted,  or
paid in full by December 31, 2001,  then
interest  accrues at 18% per annum until
paid in full.  The Company is in default
under the terms of the Note Agreements.          342,500           342,500

12 % convertible  subordinated  payable,
unsecured  and due  December  31,  2002;
Noteholder  has the  option  to  convert
unpaid  note  principal   together  with
accrued  and  unpaid   interest  to  the
Company's  common stock thirty (30) days
following  the   effectiveness   of  the
registration  of  the  Company's  common
stock under the  Securities  Act of 1933
at a rate of  $1.25  per  share.  In the
event the unpaid principal amount of the
notes,  together  with any  accrued  and
unpaid interest,  are not converted,  or
paid in full by December 31, 2002,  then
interest  accrues at 18% per annum until
paid in full.  The Company is in default
under the terms of the Note  Agreements.          31,250            31,250

Note  payable  on demand  to  accredited
investor;  interest  payable  monthly at
18% per annum; unsecured;  guaranteed by
the Company's President                           52,415            52,415

Note  payable  on demand  to  accredited
investor;  interest  payable  monthly at
18% per annum; unsecured;  guaranteed by
the Company's President                          100,000           100,000

Note  payable  on demand  to  accredited
investor; interest payable monthly at 8%
per annum; unsecured                             279,200           153,000

Note  payable  on demand  to  accredited
investor;  interest  payable  monthly at
10% per annum; unsecured                          75,000                --

Note  payable  on demand  to  accredited
investor;  interest  payable  monthly at
10% per annum; unsecured                          50,000                --
                                             -----------       -----------
                                               1,387,365         1,136,165
Less: current portion                         (1,387,365)       (1,136,165)
                                             -----------       -----------
                                             $        --       $        --
                                             ===========       ===========

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2003, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders as of December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. Total financing expenses charged to operations during the year ended December 31, 2003 amounted $ 284,392. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at the fair market value at the day the shares were issued, which approximately $146,617 (Note E).

NOTE E - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 24,464,557 and 21,818,255 shares of common stock issued and outstanding as of June 30, 2004 and December 31, 2003, respectively.

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

In April 2004, the Company issued an aggregate of 615,000 shares of common stock to consultants in exchange for services in the amount of $244,250. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In May 2004, the Company issued an aggregate of 770,000 shares of common stock to consultants in exchange for services in the amount of $195,750. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 10,000 shares of common stock to a noteholder in exchange for interest expense of $3,000.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

Transactions involving options issued to consultants and shareholders as of June 30, 2004 are summarized as follows:

                                      Number of       Weighted Average
                                       Shares         Price Per Share
                                      --------        ----------------
Outstanding at January 1, 2002              --          $       --
   Granted                             118,333               35.70
   Exercised                                --                  --
   Canceled or expired                      --                  --
                                      --------          ----------
Outstanding at December 31, 2002       118,333               35.70
   Granted                                  --                  --
   Exercised                                --                  --
   Canceled or expired                (101,667)              28.20
Outstanding at December 31, 2003        16,666               81.00
                                      ========          ==========
   Granted                                  --                  --
   Exercised                                --                  --
   Canceled or expired                 (16,666)              81.00
                                      --------          ----------
Outstanding at June 30, 2004                --          $       --
                                      ========          ==========

Warrants

Pursuant to the Agreement and Plan of Merger ("Agreement") in July 2002 to acquire Cineports, the Company issued to Cineports's shareholders 206,091 warrants (6,182,733 warrants pre-stock split), each giving the holder the right to purchase a share of the Company's common stock. Additionally, the Company granted 700,000 warrants in June 2004 in connection with issuance of convertible notes payable (Note C).


The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

                              Warrants Outstanding                                  Warrants Exercisable
                              --------------------                                  --------------------
                                          Weighted Average         Weighed                        Weighted
                          Number        Remaining Contractual      Average         Number         Average
   Exercise Prices     Outstanding          Life (Years)        Exercise Price   Exercisable   Exercise Price
   ---------------     -----------      ---------------------  ---------------   -----------   --------------
       $ 0.24            700,000                4.92               $  0.24         700,000        $   0.24
       ======           ========                ====               =======         =======        ========

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                Weighted Average
                                          Number of Shares       Price Per Share
                                          ----------------      ----------------
       Outstanding at January 1, 2002                 -              $     -
          Granted                               206,091                36.00
          Exercised                                   -                    -
          Canceled or expired                         -                    -
                                             ----------             --------
       Outstanding at December 31, 2002         206,091                36.00
          Granted                                     -                    -
          Exercised                                   -                    -
          Canceled or expired                         -                    -
                                             ----------             --------
       Outstanding at December 31, 2003         206,091                36.00
                                             ==========             ========
          Granted                               700,000                 0.24
          Exercised                                   -                    -
          Canceled or expired                  (206,091)               36.00
                                             ----------             --------
       Outstanding at June 30, 2004             700,000              $  0.24
                                             ==========             ========

NOTE G - SUBSEQUENT EVENTS

Pursuant to the Securities Purchase Agreement with accredited investors dated June 10, 2004 (Note C), the Company received proceeds in full subsequent to the date of financial statements, and issued to the investors two additional convertible promissory notes in the amount of $600,000 and $700,000 on July 13, 2004 and July 20, 2004, respectively. An aggregate of 1,300,000 warrants attached to the convertible notes were also granted to the investors along with the issuance of convertible notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

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

COSTS AND EXPENSES

From our inception through June 30, 2004, we have not generated any revenues. We have incurred losses of $45,250,939 during this period. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, acquisition costs, product development costs and professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had a working capital deficit of $2,729,868 as a result of our operating losses from our inception through June 30, 2004. We generated a cash flow deficit of $2,306,652 from operating activities from our inception on July 29, 1997 through June 30, 2004. Cash flows used in investing activities was $140,563 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $ 1,986,013 from the issuance of convertible notes (net of repayments and costs), and $287,478 from advances from the Company's officers, principal shareholders and third parties.

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

ACQUISITION OF PLANT AND EQUIPMENT AND OTHER ASSETS (FILM LIBRARY)

During the next quarter ending September 30, 2004, we plan to acquire Greystone Producers Corporation (d/b/a Stock Video) Stock Video in a stock for stock exchange. Stock Video is engaged in the business of recorded media production and storage. The Company has utilized Stock Video's services for the past 36 months, and Stock Video houses the Cavalcade of Sports film library. We estimate that the exchange will be approximately $500,000 worth of the Company's Common Stock for all of the outstanding shares of Greystone Producers Corporation. We do not anticipate the acquisition of any other material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet our acquisition needs. We do not anticipate the disposition of any material property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

From our inception through the period ended June 30, 2004, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting. a)

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In April 2004, we issued an aggregate of 615,000 shares of common stock to consultants for services rendered. These issuances are considered exempt from registration under Section 4(2) of the Securities Act of 1933.

In May 2004, we issued an aggregate of 770,000 shares of common stock to consultants for services rendered. We also issued an aggregate of 10,000 shares of common stock to a noteholder in exchange for interest expense. These issuances are considered exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS.

                31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         (b)      REPORTS ON FORM 8-K.

                      None.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date:  August 23, 2004                          By: /s/ EDWARD LITWAK
                                                   ------------------
                                                Edward Litwak
                                                Chief Executive Officer

Date:  August 23, 2004                          By: /s/ EDWARD LITWAK
                                                   ------------------
                                                Edward Litwak
                                                Chief Financial Officer