Form 10QSB
period 2004-09-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2004-11-19
CIK 1129284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One) [X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 30,547,370 shares issued and outstanding as of November 17, 2004

                                      INDEX

PART I      FINANCIAL INFORMATION

            ITEM 1       Financial Statements (unaudited).................................................2

                         Condensed Consolidated Balance Sheets -
                         September 30, 2004 and December 31, 2003.........................................3

                         Condensed Consolidated Statements of Losses -Three
                         and Nine Months Ended September 30, 2004 and 2003
                         and for the Period July 29, 1997 (Date of
                         Inception) through September 30, 2004............................................4

                         Condensed Consolidated Statements of Deficiency
                         in Stockholders' Equity for the Period July 29, 1997
                         (Date of Inception) through September 30, 2004..................................5-10

                         Condensed Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 2004 and 2003 and
                         for the Period July 29, 1997 (Date of Inception)
                         through September 30, 2004.....................................................11-14

                         Notes to Unaudited Condensed Consolidated Financial Information -
                         September 30, 2004.............................................................15-25

            ITEM 2       Plan of Operations.............................................................26-29

            ITEM 3       Controls and Procedures..........................................................30

PART II     OTHER INFORMATION

            ITEM 1       Legal proceedings................................................................31
            ITEM 2       Changes in securities and use of proceeds........................................31
            ITEM 3       Defaults upon senior securities..................................................31
            ITEM 4       Submission of matters to a vote of security holders..............................31
            ITEM 5       Other information................................................................31
            ITEM 6       Exhibits.........................................................................31

            SIGNATURES....................................................................................32


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                            September 30,   December 31,
                                                                2004           2003
                                                            ------------    ------------
ASSETS
Current assets:
Cash and cash equivalents ...............................   $    237,305    $      1,062
                                                            ------------    ------------

Total current assets ....................................        237,305           1,062

Property and equipment:
Office furniture, net of accumulated depreciation of
$1,275 and $1,020 at September 30, 2004 and December
31, 2003, respectively ..................................          9,206             670

Other assets:

Prepaid expense and other ...............................        573,233            --
                                                            ------------    ------------

Total assets ............................................   $    822,744    $      1,732
                                                            ============    ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses ...................   $    816,833    $    979,137

Other accrued liabilities ...............................        380,000         380,000

Notes payable (Note D) ..................................      1,121,165       1,136,165

Advances from related parties ...........................        255,870         264,401

Other advances ..........................................         45,000          45,000
                                                            ------------    ------------

Total current liabilities ...............................      2,618,868       2,804,703

Convertible notes payable, net of debt discount
(Note C) ................................................        242,210            --


Commitments and contingencies ...........................           --              --

(Deficiency in) stockholders' equity: (Note E)

Preferred stock, par value, $0.001 per share;
  50,000,000 shares authorized; none issued and
  outstanding at September 30, 2004 and December 31, 2003           --              --

Common stock, par value, $0.001 per share;
  300,000,000 shares authorized; 28,347,370 and
  21,818,255 shares issued at September 30, 2004 and
  December 31, 2003, respectively .......................         28,347          21,818

Additional paid-in-capital ..............................     44,347,947      40,557,036

Deficit during development stage ........................    (46,414,628)    (43,381,825)
                                                            ------------    ------------

Total deficiency in stockholder's equity ................     (2,038,334)     (2,802,971)
                                                            ------------    ------------
Total liabilities and (deficiency in) stockholder's
equity ..................................................   $    822,744    $      1,732
                                                            ============    ============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                                                                           For the Period
                                                                                                            July 29, 1997
                                               For The Three months Ended     For The Nine months Ended       (Date of
                                                     September 30,                  September 30,           Inception) to
                                                                                                            September 30,
                                                     2004          2003            2004           2003           2004
                                                -------------  ------------    ------------  ------------   -------------
Costs and Expenses:

Selling, general and administrative             $    745,490   $    574,531   $  2,412,999  $  1,033,925   $  12,525,973
Acquisition of Pacificap Entertainment
Holdings, Inc. (Note B)                                    -     29,160,000              -    29,160,000      29,160,000
Acquisition of Cineports.com, Inc.                         -              -              -             -       2,248,461
Impairment of film library                                 -              -              -             -         372,304
Impairment of investment                                   -              -              -             -          62,500
Depreciation                                              85             85            255           255         197,460
                                               -------------  ------------    ------------  ------------   -------------
Total operating expenses                             745,575     29,734,616      2,413,254    30,194,180      44,566,698

Loss from operations                                (745,575)   (29,734,616)    (2,413,254)  (30,194,180)    (44,566,698)

Other income (expenses):
Other income (expenses)                                    -              -              -             -         114,758
Interest income (expenses)                          (418,114)       (41,754)      (619,549)     (121,258)     (1,394,475)
                                                -------------  ------------    ------------  ------------   -------------
Total other income (expenses)                       (418,114)       (41,754)      (619,549)     (121,258)     (1,279,717)

Loss from continuing operations, before
  income taxes and discontinued operations        (1,163,689)   (29,776,370)    (3,032,803)  (30,315,438)    (45,846,415)
Provision for income taxes                                 -              -              -             -               -
                                                -------------  ------------    ------------  ------------   -------------
Loss from continuing operations, before
  discontinued operations                         (1,163,689)   (29,776,370)    (3,032,803)  (30,315,438)    (45,846,415)
Loss from discontinued operations                          -              -              -             -        (352,905)
Income (loss) on disposal of discontinued
  operations, net                                          -              -              -             -          78,974
                                                -------------  ------------    ------------  ------------   -------------

Net loss                                        $ (1,163,689)  $  (29,776,370) $(3,032,803)  (30,315,438)  $ (46,120,346)
                                                =============  ==============  ============  ============  ==============

Cumulative effect of accounting change                     -              -              -             -        (294,282)

Net loss applicable to common shares            $ (1,163,689)  $ (29,776,370)  $(3,032,803)  (30,315,438)  $ (46,414,628)
                                                =============  ==============  ============  ============  ==============
Loss per common share (basic and assuming
  dilution)                                     $      (0.04)  $     (30.57)   $     (0.12)  $    (36.62)
Continuing operations                           $      (0.04)  $     (30.57)   $     (0.12)  $    (36.62)
                                                =============  ==============  ============= ============
Discontinued operations                         $          -   $          -    $         -   $         -
                                                =============  ==============  ============= ============


Weighted average shares outstanding               26,898,321        974,081     24,499,267       827,830
                                                =============  ==============  ============= ============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                            Common     Additional    During
                                    Preferred   Stock     Common   Stock    Stock       Paid in    Development  Treasury
                                     Shares     Amount    Shares   Amount subscription  Capital      Stage       Stock      Total
                                    ---------  --------  -------- ------- ------------ ----------  ----------- ---------- ----------
Shares issued at date
of inception (July 29,
1997) to founders in
exchange for contribution
of organization costs
valued at $27.38 per
shares, as restated                         -  $      -       422  $    1 $         -  $ 11,552    $        -  $      -   $  11,553

Net Loss                                    -         -         -       -           -         -             -         -           -
                                    ---------  --------  -------- ------- ------------ ----------  ----------- ---------- ----------
Balance at December 31, 1997                -  $      -       422  $    1 $         -  $ 11,552    $        -  $      -   $  11,553
                                    =========  ========  ======== ======= ============ ==========  =========== ========== ==========
Shares issued December 22,
1998 to consultants
in exchange for services
valued at $.054 per shares                  -         -    37,083     37            -     1,965             -         -       2,002

Shares issued December 22,
1998 to President in exchange
for debt valued at $.054 per
shares                                      -         -   277,778    278            -    14,722             -         -      15,000

Operating expenses incurred by
principal shareholder                       -         -         -      -            -     8,925             -         -       8,925

Net loss                                    -         -         -      -            -         -      (212,773)        -    (212,773)
                                    ---------  --------  -------- ------- ------------ ----------  ----------- ---------- ----------

Balance at December 31, 1998                -   $     -   315,283 $  316    $       -  $ 37,164     $(212,773) $      -   $(175,293)
                                    =========  ========  ======== ======= ============ ==========  =========== ========== ==========
Shares issued on April 13, 1999
for cash in connection with
private placement at $30.08
per share                                   -         -       133      -            -     4,000             -         -       4,000

Shares issued on April 13, 1999
to consultants in exchange for
services valued at $30.00
per share                                   -         -     6,000      6            -   179,994             -         -     180,000

Shares issued May 28, 1999 in
exchange for services valued
at $.001 per share                    855,000       855         -      -            -         -             -         -         855

Contribution of shares to
treasury on September 30,
1999 by principal shareholder               -         -   (94,048)     -            -        94             -       (94)          -

Shares issued on November 12,
1999 for cash in connection
with private placement at
$3.00 per share                             -         -    33,333     33            -    99,967             -         -     100,000

Release of shares held in
treasury and acquisition
of Cavalcade of Sports
Network, Inc on December
16, 1999                                    -         -    94,048      -            -   282,050             -        94     282,144


Operating expenses incurred
by principal shareholder                    -         -         -      -            -     6,000             -         -       6,000


Net Loss                                    -         -         -      -            -         -      (438,045)        -    (438,045)
                                    ---------  --------  -------- ------- ------------ ----------  ----------- ---------- ----------
Balance at December 31, 1999          855,000  $    855   354,749    355            -   609,269      (650,818)        -     (40,339)
                                    =========  ========  ======== ======= ============ ==========  =========== ========== ==========

 See accompanying notes to the unaudited condensed consolidated financial information


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                  (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                            Common     Additional    During
                                    Preferred   Stock     Common   Stock    Stock       Paid in    Development   Treasury
                                     Shares     Amount    Shares   Amount subscription  Capital       Stage       Stock      Total
                                    ---------  --------  -------- ------- ------------ ----------  ------------ ---------- ---------
Balance Forward                       855,000   $  855   354,749    $ 355 $       -    $$609,269   $  (650,818)          -  (40,339)
Shares issued in March
2000 in exchange
for debt at $37.50
per share                                   -        -     2,060        2         -       77,245             -           -   77,247
Shares issued March 28,
2000 in exchange for
services at $37.50 per
share                                       -        -        70        -         -        2,625             -           -    2,625
Shares issued April 27,
2000 in exchange for
services at $37.50 per
share                                       -        -       250        -         -        9,375             -           -    9,375
Shares issued May 8, 2000
in exchange for services
at $37.50 per share                         -        -       417        1         -       15,624             -           -   15,625
Shares issued May 17, 2000
in exchange for services
at 37.50 per share                          -        -       833        1         -       31,249             -           -   31,250
Shares issued June 2000 in
exchange for debt at $37.59
per share                                   -        -       133        -         -        5,000             -           -    5,000
Shares issued June 2000 in
exchange for services at
$37.46 per share                            -        -       589        1         -       22,082             -           -   22,083
Shares issued July 25,
2000 in exchange for debt
at $37.88 per share                         -        -        33        -         -        1,250             -           -    1,250
Shares issued August 2000,
in exchange for services
at $37.50 per share                         -        -     2,167        2         -       81,248             -           -   81,250
Conversion of preferred stock
on September 18, 2000                (855,000)    (855)        -        -         -            -             -           -     (855)
Shares issued October 13,
2000, in exchange for
services at $37.86 per share                -        -        35        -         -        1,325             -           -    1,325
Shares issued October 30,
2000 in exchange for
services at $37.48 per share                -        -       667        1         -       24,999             -           -   25,000
Shares issued November 9, 2000
in exchange for services
at $37.65 per share                         -        -        83        -         -        3,125             -           -    3,125
Shares issued December 1,
2000 in exchange for
services at $36.76 per share                -        -        17        -         -          625             -           -      625
Operating expenses incurred by
principal shareholder                       -        -         -        -         -        6,000             -           -    6,000

Net Loss                                    -        -         -        -         -            -      (856,968)          - (856,968)
                                    ---------  --------  -------- ------- ------------ ----------  ------------ ---------- ---------
Balance at December 31, 2000                -  $     -   362,103   $  363  $      -      891,041   $(1,507,786)          - (616,382)
                                    =========  ========  ======== ======= ============ ==========  ============ ========== =========

 See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                  (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                                  Deficit
                                                                                                Accumulated
                                                                         Common     Additional    During
                                 Preferred   Stock     Common   Stock    Stock       Paid in    Development  Treasury
                                  Shares     Amount    Shares   Amount subscription  Capital      Stage       Stock       Total
                                 ---------  --------  -------- ------- ----------- ----------  ------------  --------   -----------
Balance Forward                         -   $     -   362,103  $  363  $        -     891,041   $(1,507,786) $     -    $  (616,382)
Shares issued in
January 2001, in
exchange for services
at $37.50 per share                     -         -     6,667       7           -     249,993             -        -        250,000
Shares issued in April
2001, in exchange for
services at $37.50 per
share                                   -         -     4,000       4           -     149,996             -        -        150,000
Shares issued in April
2001, in exchange for
advances from officers
at $37.50 per share                     -         -     3,333       3           -     124,997                               125,000
Shares issued in  2001,
in exchange for
services at $37.50 per
share                                   -         -     2,500       3           -      93,747             -        -         93,750
Shares issued in  2001,
in exchange for
services at $37.50 per
share                                   -         -     1,000       1           -      37,499             -        -         37,500
Fractional shares                       -         -        (5)      -           -           -             -        -              -
Shares canceled  in
November 2001, for
services that were not
performed and shares
were previously issued
in October 2001                         -         -      (667)     (1)          -     (24,999)            -        -        (25,000)
Shares issued in
December 2001, to board
of directors members
for services at 37.50
per share                               -         -     2,100       2           -      78,748             -        -         78,750
Operating expenses
incurred by principal
shareholder                             -         -         -       -           -       6,000             -        -          6,000

Net loss                                -         -         -       -           -           -    (1,257,584)       -     (1,257,584)
                                 ---------  --------  -------- ------- ----------- ----------  ------------   --------  ------------
Balance at December 31,
2001                                    -         -   381,031  $  382  $        -  $1,607,022   $(2,765,370)  $    -    $(1,157,966)
                                 =========  ========  ======== ======= =========== =========== =============  ========  ============


 See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                  (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                      Deficit
                                                                                     Accumulated
                                                                         Additional    During
                                 Preferred   Stock     Common   Stock     Paid in    Development    Treasury
                                  Shares     Amount    Shares   Amount    Capital       Stage        Stock        Total
                                 ---------  --------  --------- -------  ----------- ------------   --------   ------------
Balance Forward                        -    $      -    381,031 $  382   $1,607,022  $(2,765,370)  $      -   $(1,157,966)
Shares issued in January 2002,
in exchange for investment at
$37.50 per share                       -           -      1,667      2       62,498            -          -        62,500
Shares issued in March 2002,
in exchange for services at
$37.50 per share                       -           -      8,333      8      312,492            -          -       312,500
Shares issued in June 2002,
in exchange for services at
approximately $40.15 per share         -           -     18,890     19      758,356            -          -       758,375
Shares issued in June 2002, in
exchange for debts at $37.50 per
share                                  -           -      2,667      2       99,998            -          -       100,000
Shares issued in July 2002, in
exchange for services at $10.84
per share                              -           -        717      1        7,769            -          -         7,770
Shares issued in July 2002, in
connection with acquisition of
Cineports.com, Inc. at
approximately $7.50 per share
(Note B)                               -           -    159,653    160    1,197,237            -          -     1,197,397
Shares issued in August 2002, in
exchange for services at
approximately $10.84 per share         -           -      2,133      2       23,127            -          -        23,129
Shares issued in September 2002,
in exchange for services at
approximately $10.84 per share         -           -     10,000     10      108,410            -          -       108,420
Shares issued in October 2002, in
exchange for services at
approximately $11.69 per share         -           -      4,000      4       46,736            -          -        46,740
Shares issued in October 2002 for
cash in connection with private
placement at $6.94 per share           -           -     18,018     18      124,982            -          -       125,000
Shares issued in October 2002, in
exchange for interest at
approximately $11.68 per share         -           -        507      -        5,920            -          -         5,920
Shares issued in November 2002,
in exchange for services at
approximately $8.70 per share          -           -      1,667      2       14,498            -          -        14,500
Shares issued in November 2002
for cash in connection with
private placement at $10.20
per share                              -           -      1,000      1       10,199            -          -        10,200
Shares issued in November 2002
for cash in connection with
private placement at $7.50
per share                              -           -      4,000      4       29,996            -          -        30,000
Shares issued in November
2002, in exchange for debts
at $37.49 per share                    -           -        867      1       32,499            -          -        32,500
Shares issued in November
2002, in exchange for
interest at $37.56 per share           -           -        217      -        8,150            -          -         8,150
Shares issued in December 2002,
in exchange for services at
approximately $12.26 per share         -           -      9,333      9      114,371            -          -       114,380
Warrants issued in connection with
acquisition of Cineports (Note B)      -           -          -      -    1,051,065            -          -     1,051,065
Options issued in exchange for
services rendered (Note H)             -           -          -      -      661,365            -          -       661,365

Net loss                               -           -          -      -            -   (5,210,614)         -    (5,210,614)
                                 ---------  --------  --------- -------  ----------- ------------   --------   ------------
Balance at December 31, 2002           -           -    624,700    625    6,276,690   (7,975,984)         -    (1,698,669)
                                 =========  ========  ========= =======  =========== ============   ========   ============

 See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                  (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                                                                                 Deficit
                                                                                               Accumulated
                                                                                 Additional      during
                                  Preferred    Share       Common     Share       Paid in      Development   Treasury
                                    Shares     Amount      Shares     Amount      Capital         Stage        Stock       Total
                                  ----------- ---------- ----------- ---------- ------------- -------------- ---------- ------------
Balance forward                            -   $      -     624,700     $  625  $  6,276,690  $  (7,975,984)       $ -  $(1,698,669)
Shares issued in January 2003
in exchange for services at
approximately $4.63 per share              -          -      56,300         56       260,434              -          -      260,490
Shares issued in February 2003
in exchange for services at
$2.10 per share                            -          -      36,683         37        77,000              -          -       77,037
Shares issued in February 2003
for cash in connection with
private placement at $1.20 per share       -          -       6,667          6         7,994              -          -        8,000
Shares issued in February 2003
in exchange for services at
$1.50 per share                            -          -       6,667          6         9,994              -          -       10,000
Shares issued in April, 2003 in
exchange for services at $.90 per share    -          -      14,000         14        12,586              -          -       12,600
Shares issued in April 2003 in
exchange for expenses paid by
shareholders at $.90 per share             -          -      22,222         22        19,978              -          -       20,000
Shares issued in April 2003 in
exchange for financing expenses
at $.90 per share                          -          -      22,960         23        20,641              -          -       20,664
Shares issued in April 2003 for
cash in connection with private
placement at $1.20 per share               -          -       4,333          4         4,996              -          -        5,000
Shares issued in May 2003 in
exchange for financing expenses
at $1.65 per share                         -          -       2,591          3         4,272              -          -        4,275
Shares issued in May 2003 in
exchange for services at
$1.50 per share                            -          -      17,667         18        25,882              -          -       25,900
Shares issued in May 2003 for cash
in connection with private placement
at $.90 per share                          -          -      16,667         17        14,983              -          -       15,000
Shares issued in May 2003 in exchange
for expenses paid by shareholders at
$.90 per share                             -          -      22,167         22        19,978              -          -       20,000
Shares issued in July 2003 in exchange
for services at $2.10 per share            -          -      13,850         14        29,006              -          -       29,020
Shares issued in July 2003 in exchange
for debts at $.70 per share                -          -      14,334         14         9,986              -          -       10,000
Shares issued in July 2003 in exchange
for financing expenses at $3.60 per share  -          -      37,487         38       134,915              -          -      134,953
Shares issued in August 2003 in exchange
for services at $3.14 per share            -          -      37,667         38       117,762              -          -      117,800
Shares issued in August 2003 in exchange
for debts at $.81 per share                -          -      43,667         44        35,456              -          -       35,500
Shares issued in September 2003 in
exchange for services at $1.80 per share   -          -     264,916        265       280,085              -          -      280,350
Fractional shares issued in September
2003 due to rounding resulted from
reverse stock split                        -          -       1,210          1           (1)              -          -            -
Shares issued in October 2003 in
exchange for financing expenses at $2.00
per share                                  -          -      50,000         50        99,950              -          -      100,000
Shares issued in October 2003 in
exchange for services at
$1.59 per share                            -          -   2,405,000      2,405     3,826,895              -          -    3,829,300
Shares issued in November 2003 in
exchange for services at $1.18 per share   -          -      43,000         43        50,707              -          -       50,750
Shares issued in November 2003 in
exchange for interest expenses
at $1.25 per share                         -          -      10,000         10        12,490              -          -       12,500
Shares issued in November 2003
in exchange for financing
expenses at $1.75 per share                -          -      14,000         14        24,486              -          -       24,500
Shares issued in December 2003
in exchange for services at
$1.28 per share                            -          -      29,500         29        37,871              -          -       37,900
Shares issued in connection with
acquisition of Pacificap                   -          -  18,000,000     18,000    29,142,000              -          -   29,160,000

Net loss                                   -          -           -          -             -    (35,405,841)         -  (35,405,841)
                                  ----------- ---------- ----------- ---------- ------------- -------------- ---------- ------------
Balance at December 31, 2003               -     $       21,818,255    $21,818    40,557,036   $(43,381,825)         -  $(2,802,971)
                                  =========== ========== =========== ========== ============= ============== ========== ============

 See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                  (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                        Deficit
                                                                                      Accumulated
                                                                         Additional     during
                                    Preferred Share     Common   Share     Paid in     Development   Treasury
                                     Shares   Amount    Shares   Amount    Capital       Stage        Stock     Total
                                    -------   ------  ---------- -------- ------------ ------------- ------- ------------
Balance forward                           -   $       21,818,255 $21,818   40,557,036  $(43,381,825) $     - $(2,802,971)
                                    =======  =======  ========== ======== ============ ============= ======= ============
Shares issued in January 2004 in
exchange for accrued interest at
approximately $1.01 per share             -       -      145,166        45    146,472             -        -      146,617
Shares issued in January 2004
in exchange for services at
approximately $1.01 per share                            125,000        25    126,125                             126,250
Shares issued in February 2004
in exchange for services at
$0.66 per share                           -       -      537,886        38    325,828             -        -      326,366
Shares issued in February 2004
in exchange for expenses paid by
shareholders at $0.66 per share           -       -      150,000        50    127,350             -        -      127,500
Shares issued in March 2004 in
exchange for services at $0.52 per
share                                     -       -      293,250        93    151,637             -        -      151,930
Shares issued in April 2004 in
exchange for services at
approximately $0.40 per share             -       -      615,000        15    243,635             -        -      244,250
Shares issued in May 2004 in
exchange for services at
approximately $0.25 per share             -       -      770,000        70    194,980             -        -      195,750
Shares issued in May 2004 in
exchange for interest expense at
approximately $0.30 per share             -       -       10,000        10      2,990             -        -        3,000
Shares issued in July, 2004 in
exchange for interest expense at
approximately $0.28 per share             -       -       44,275        44     12,354             -        -       12,398
Shares issued in July 2004 in
exchange for services at
approximately $0.27 per share             -       -    1,388,538     1,389    372,400             -        -      373,789
Shares issued in July 2004 in
exchange for convertible notes
payable at approximately $0.07
per share (Note C)                        -       -    1,100,000    1,100      75,900             -        -       77,000
Shares issued in August 2004 in
exchange for services at
approximately $0.02 per share             -       -      250,000      250       4,750             -        -        5,000
Shares issued in September 2004
in exchange for convertible notes
payable at approximately $0.01
per share (Note C)                        -       -    1,100,000    1,100       6,490             -        -        7,590
Beneficial conversion feature of
convertible notes payable (Note C)        -       -            -        -   1,695,135             -        -    1,695,135
Value of warrants attached to
convertible debentures (Note C)           -       -            -        -     304,865             -        -      304,865

Net loss                                  -       -            -        -           -    (3,032,803)       -  (3,032,803)
                                    -------   ------  ---------- -------- ------------ ------------- ------- ------------
Balance at September 30, 2004             -        $  28,347,370 $ 28,347  44,347,947  $(46,414,628)       - $(2,038,334)
                                    =======  =======  ========== ======== ============ ============= ======= ============

 See accompanying notes to the unaudited condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                          For the Period July
                                                                     For The Nine Months September 30,     29, 1997(Date of
                                                                                                             Inception) to
                                                                           2004                2003        September 30, 2004
                                                                       --------------     -------------   -----------------------
Cash flows from operating activities:
Net loss for the period from continuing operations                     $  (3,032,803)  $(30,315,438)       $     (46,140,697)

Loss from discontinued operations                                                  -              -                 (352,905)

Disposal of business segment, net                                                  -              -                   78,974
Adjustments to reconcile net losses  to net cash (used in)
operating activities:

Cumulative effect of accounting change                                             -              -                  294,282

Depreciation                                                                     255            255                  197,460

Organization and acquisition costs expensed                                        -              -                   11,553

Common stock issued in exchange for services (Note E)                      1,423,337        813,197                8,511,133
   Common stock issued in exchange for previously incurred debt
(Note E)                                                                           -              -                  233,498

Common stock issued in exchange for interest (Note E)                         15,397        173,179                   41,967

Common stock issued in exchange for expenses paid by shareholders            127,500              -                  192,500
Common stock issued in connections with acquisition of Pacificap
(Note B)                                                                           -     29,160,000               29,160,000

Common stock issued in exchange for financing expenses                             -              -                  284,392

Common stock issued in connection with acquisition of Cineports                    -              -                1,197,396

Warrants issued in connection with acquisition of Cineports                        -              -                1,051,065

Stock options issued in exchange for services rendered                             -              -                  661,365

Preferred stock issued in exchange for services                                    -              -                      855

Conversion of preferred stock                                                      -              -                     (855)
Amortization and write-off of debt discount - beneficial
conversion feature of convertible notes payable (Note C)                     274,378              -                  274,378
Amortization and write-off of debt discount - value of warrants
attached to convertible notes payable (Note C)                                52,423              -                   52,423

Amortization of financing costs                                               30,128              -                   30,128

Amortization of prepaid interest                                              46,498              -                   46,498

Impairment of film library                                                         -              -                  372,304

Write off of  acquired asset                                                       -              -                    5,000

Write off of  un-collectable other receivable                                      -              -                   30,000

Debt forgiveness from creditors                                                    -              -                 (139,992)

Write off of capitalized production costs                                          -              -                  150,273

Write off of other investment previously paid with common stock                    -              -                   62,500

Expenses paid by principal shareholders                                            -        101,680                  117,015
(Increase) decrease in:

Prepaid expenses                                                              (9,422)                                 (9,422)

Other receivable                                                                   -              -                  (30,000)
Increase (decrease) in:

Accounts payable and accrued expenses, net                                   (15,691)       (26,140)                 873,860
                                                                       --------------     -------------   -----------------------
Net cash (used in) operating activities                                   (1,088,000)       (93,267)              (2,743,052)

 See accompanying notes to the unaudited condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)


                                                                                                 For the Period July
                                                            For The Nine Months September 30,     29, 1997(Date of
                                                                                                    Inception) to
                                                              2004            2003                September 30, 2004
                                                        ------------------   ------------------   ------------------
Cash flows from investing activities:
Acquisition of film library and footage production

costs                                                                   -                    -             (183,080)

Acquisition of office furniture                                    (8,791)                   -              (10,481)

Cash acquired in connection with acquisition                            -                    -               35,207
                                                        ------------------   ------------------   ------------------

Net cash (used in) investing activities                            (8,791)                   -             (158,354)

Cash flows from financing activities:

Advances from related parties, net of repayments                   (8,531)              15,682              211,281

Other advances, net                                                     -               45,500               45,000
Proceeds from issuance of notes payable, net of
repayments                                                        (15,000)                   -            1,253,665
Proceeds from issuance of long-term convertible debt,
net of costs and fees (Note C)                                  1,356,565                    -            1,356,565

Proceeds from issuance of common stock                                  -               28,000              272,200
                                                        ------------------   ------------------   ------------------

Net cash provided by financing activities                       1,333,034               89,182            3,138,711


Net decrease in cash and equivalents                              236,243               (4,085)             237,305
Cash and cash equivalents at the beginning of the
period                                                              1,062                4,295                    -
                                                        ------------------   ------------------   ------------------
Cash and cash equivalents at the end of the period          $     237,305     $            210      $       237,305
                                                        ==================   ==================   ==================

 See accompanying notes to the unaudited condensed consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                                               For the Period July
                                                                For The Nine Months September 30,              29, 1997(Date of
                                                                                                               Inception) to
                                                                          2004            2003                September 30, 2004
                                                                ------------------     ------------------     ------------------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest                             $       -          $      -              $               -

Cash paid during the period for taxes                                        -                 -                              -

Common stock issued in exchange for services                         1,423,337           813,197                      8,511,133

Common stock issued in exchange for previously incurred debt                 -                 -                        233,498

Common stock issued in exchange for interest expense                    15,397                 -                         41,967

Common stock issued in exchange for accrued interest                   146,617                 -                        146,617

Common stock issued in exchange for expenses paid by shareholders      127,500                 -                        192,500

Common stock issued in connections with acquisition of Pacificap             -                 -                     29,160,000

Common stock issued in exchange for financing expenses                       -                 -                        284,392

Common stock issued in connection with acquisition of Cineports              -                 -                      1,197,396

Warrants issued in connection with acquisition of Cineports                  -                 -                      1,051,065

Stock options issued in exchange for services rendered                       -                 -                        661,365

Preferred stock issued in exchange for services                              -                 -                            855

Conversion of preferred stock                                                -                 -                           (855)

Write off of  acquired asset                                                 -                 -                          5,000

Write off of  un-collectable other receivable                                -                 -                         30,000

Debt forgiveness from creditors                                              -                 -                       (139,992)

Write off of capitalized production costs                                    -                 -                        150,273

Write off of other investment previously paid with common stock              -                 -                         62,500

Impairment of film library                                                   -                 -                        372,304

Expenses paid by principal shareholders                                      -                 -                        117,015

Common stock issued in exchange for shareholder advances                     -                 -                         45,500

Beneficial conversion feature of convertible notes payable           1,695,135                 -                      1,695,135

Value of warrants attached to convertible notes payable                304,865                 -                        304,865

Amortization and write-off of debt discount - beneficial
conversion feature of convertible notes payable                        276,092                 -                        276,092

Amortization and write-off of debt discount - value of warrants
attached to convertible notes payable                                   52,420                 -                         52,420

Capitalized financing costs in connection with issuance of
long-term convertible notes payable                                    243,435                 -                        243,435

Prepaid interest expense in connection with issuance of long-term
convertible notes payable                                              400,000                 -                        400,000

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
                                                                ==================     ==================      ==================

 See accompanying notes to the unaudited condensed consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the "Company"), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. The Company is currently seeking to develop a film finance and marketing business. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2004, the Company has accumulated losses of $46,414,628.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at September 30, 2004.

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
                                                               ============

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company's common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

A summary of convertible promissory notes payable at September 30, 2004 and December 31, 2003 is as follows:

                                                                                September 30, 2004    December 31, 2003


   Convertible  notes payable  ("Convertible  Notes");  10% per annum;  due two years from the date of the note;  noteholder
   has  the  option  to  convert   unpaid  note  principal  the
   Company's common stock at the lower of (i) $0.35 or (ii) 50%
   of the average of the three lowest  intraday  trading prices                 $  1,915,410            $            -
   for the common  stock on a  principal  market for the twenty trading days before but not including  conversion  date. The
   Company  granted  the  noteholder  a  security  interest  in substantially  all of the Company's  assets and intellectual property and registration rights. Debt Discount - beneficial conversion  feature,  net of  accumulated  amortization  and
   write-off  of  $204,333  and   $70,045,   respectively,   at
   September 30, 2004.                                                            (1,420,757)                        -
   Debt  Discount  -  value  attributable  to  warrants
   attached to notes,  net of accumulated  amortization
   and write-off of $37,878 and $14,545,  respectively,                             (252,443)                        -
   at September 30, 2004.                                                       -------------             ------------
   Total                                                                        $    242,210              $          -
                                                                                -------------             ------------
   Less: current portion                                                                   -                         -
                                                                                -------------             ------------
                                                                                $    242,210              $          -
                                                                                =============             ============

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,695,135 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note's maturity period (two years) as interest expense. In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 700,000 shares of the Company's common stock at $0.24 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $304,865 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 74%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (two years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $242,211 and $0 for the period ended September 30, 2004 and for the year ended December 31, 2003, respectively. As of September 30, 2004, several note holders have elected to convert an aggregate of $84,590 of notes payable to the Company's common stock. In connection with the conversion of notes payable, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $70,045 and $14,545, respectively, as of September 30, 2004,

NOTE D - NOTES PAYABLE

Notes payable at September 30, 2004 and December 31, 2003 are as follows:

                                                                                September 30, 2004      December 31, 2003
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



                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE D - NOTES PAYABLE (Continued)

(Continued)                                                                     September 30, 2004      December 31, 2003
                                                                                ------------------      -----------------
12 % convertible subordinated payable, unsecured and due December 31,
2001; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the
registration of the Company's common stock under the Securities Act
of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2001, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements.                             342,500                342,500
12 % convertible subordinated payable, unsecured and due December 31,
2002; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the
registration of the Company's common stock under the Securities Act
of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2002, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements.                              31,250                 31,250
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company's
President                                                                                  52,415                 52,415
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company's
President                                                                                 100,000                100,000
Note payable on demand to accredited investor; interest payable
monthly at 8% per annum; unsecured                                                              -                153,000
Note payable in monthly installments of interest only at 4% per
annum; guaranteed by Company shareholder; maturity date of the loan                        13,000                      -
is July 28, 2005.
Note payable on demand to accredited investor; interest  payable
monthly at 10% per annum; unsecured                                                        75,000                      -
Note payable on demand to accredited investor; interest  payable

monthly at 10% per annum; unsecured                                                        50,000                      -
                                                                                ------------------      -----------------
                                                                                        1,121,165              1,136,165
Less: current portion                                                                  (1,121,165)            (1,136,165)
                                                                                ------------------      -----------------
                                                                                $               -       $              -
                                                                                ==================      =================

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2003, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders as of December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. Total financing expenses charged to operations during the year ended December 31, 2003 amounted $ 284,392. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued (Note E).

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                         (A Development stage company)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
(Unaudited)

NOTE E - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, the
Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 28,347,370 and 21,818,255 shares of common stock issued and outstanding as of September 30, 2004 and December 31, 2003, respectively.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE E - CAPITAL STOCK (Continued)

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE E - CAPITAL STOCK (Continued)

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE E - CAPITAL STOCK (Continued)

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE E - CAPITAL STOCK (Continued)

In July 2004, the Company issued an aggregate of 1,388,538 shares of common stock to consultants in exchange for services in the amount of $373,789. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 44,275 shares of common stock to a noteholder in exchange for interest expense of $12,398. Additionally, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible notes payable of $77,000 (Note C).

In August 2004, the Company issued an aggregate of 250,000 shares of common stock to a consultant in exchange for services in the amount of $5,000. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In September 2004, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible note payable of $7,590 (Note C).

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

Transactions involving options issued to consultants and shareholders as of September 30, 2004 are summarized as follows:

                                                                                              Weighted Average
                                                                      Number of Shares        Price Per Share
                                                                      ----------------        ---------------
       Outstanding at January 1, 2002                                              -          $            -
          Granted                                                            118,333                   35.70
          Exercised                                                                -                       -
          Canceled or expired                                                      -                       -
                                                                     ----------------         ---------------
       Outstanding at December 31, 2002                                      118,333                   35.70
          Granted                                                                  -                       -
          Exercised                                                                -                       -
          Canceled or expired                                               (101,667)                  28.20
                                                                     ----------------         ---------------

       Outstanding at December 31, 2003                                       16,666                   81.00
                                                                     ================         ===============

          Granted                                                                  -                       -
          Exercised                                                                -                       -
          Canceled or expired                                                (16,666)                  81.00
                                                                     ----------------         ---------------
       Outstanding at September 30, 2004                                           -          $            -
                                                                     ================         ===============

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A Development stage company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

Pursuant to the Agreement and Plan of Merger ("Agreement") in July 2002 to acquire Cineports, the Company issued to Cineports's shareholders 206,091 warrants (6,182,733 warrants pre-stock split), each giving the holder the right to purchase a share of the Company's common stock. Additionally, the Company granted an aggregate of 2,000,000 warrants during the period ended September 30, 2004 in connection with issuance of convertible notes payable (Note C).

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

                              Warrants Outstanding                                    Warrants Exercisable
                              --------------------                                    --------------------
                                            Weighted Average          Weighed                        Weighted
                         Number          Remaining Contractual        Average        Number         Average
   Exercise Prices      Outstanding            Life (Years)        Exercise Price  Exercisable    Exercise Price
   --------------       -----------      ---------------------     --------------  -----------    --------------

   $ 0.22 ~ 0.24         2,000,000               4.77                  $ 0.23       2,000,000        $   0.23
   ==============       ===========             =======                =======     ===========       ========

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                                         Weighted Average
                                                                Number of Shares         Price Per Share
       Outstanding at January 1, 2002                                          -                  $    -
          Granted                                                        206,091                   36.00
          Exercised                                                            -                       -
          Canceled or expired                                                  -                       -
                                                                -----------------        ----------------
       Outstanding at December 31, 2002                                  206,091                   36.00
          Granted                                                              -                       -
          Exercised                                                            -                       -
          Canceled or expired                                                  -                       -
                                                                -----------------        ----------------
       Outstanding at December 31, 2003                                  206,091                   36.00
                                                                =================        ================
          Granted                                                      2,000,000                    0.23
          Exercised                                                            -                       -
          Canceled or expired                                           (206,091)                  36.00
                                                                -----------------        ----------------
       Outstanding at September 30, 2004                               2,000,000                 $  0.23
                                                                =================        ================



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the entertainment marketplace.

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. The Company intends to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated May 11, 2004 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2005 from actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs And Expenses

From our inception through September 30, 2004, we have not generated any revenues. We have incurred losses of $46,414,628 during this period. These losses stem from expenses associated principally with equity-based compensation to employees and consultants, acquisition costs, product development costs and professional service fees.

Liquidity And Capital Resources

As of September 30, 2004, we had a working capital deficit of $2,381,563 as a result of our operating losses from our inception through September 30, 2004. We generated a cash flow deficit of $2,743,052 from operating activities from our inception on July 29, 1997 through September 30, 2004. Cash flows used in investing activities was $158,354 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $1,356,565 and $1,253,665 from the issuance of convertible and capital notes, respectively (net of repayments, costs and fees), and $256,281 from advances from the Company's officers, principal shareholders and third parties.

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

Pacificap is taking a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film. The Company believes that Pacificap will attempt to accomplish the following:

     -    Leveraging film-financing funding;
     -    Aligning with strategic content providers;
     - Acting as a merchant bank from the risk profile in the production of films;
     - Developing continued cash flow from production fees, licensing fees, marketing, and merchandising; and
     - Participating in the equity profit of each film without deploying corporate capital.

Product Research And Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition of Plant and Equipment and Other Assets (Film Library)

During the first quarter of 2005, we anticipate acquiring Greystone Producers Corporation (d/b/a Stock Video) Stock Video in a stock for stock exchange. Stock Video is engaged in the business of recorded media production and storage. The Company has utilized Stock Video's services for the past 36 months, and Stock Video houses the Cavalcade of Sports film library. We estimate that the exchange will be approximately $500,000 worth of the Company's Common Stock for all of the outstanding shares of Greystone Producers Corporation.

Number Of Employees

From our inception through the period ended September 30, 2004, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations, CIO and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In July 2004, we issued an aggregate of 1,388,538 shares of common stock to consultants for services rendered. In addition, we issued 44,275 shares of common stock to a noteholder in exchange for interest expense. These issuances are considered exempt from registration under Section 4(2) of the Securities Act of 1933.

In August 2004, we issued 250,000 shares of common stock to a consultant for services rendered. This issuance is considered exempt from registration under
Section 4(2) of the Securities Act of 1933.

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


                                          PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date:  November 19, 2004                        By: /s/ EDWARD LITWAK
                                                   ------------------
                                                Edward Litwak
                                                Chief Executive Officer

Date:  November 19, 2004                        By: /s/ EDWARD LITWAK
                                                   ------------------
                                                Edward Litwak
                                                Chief Financial Officer