Form 10KSB
period 2004-12-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2005-04-20
CIK 1129284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

                        Commission file number 000-31048

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                     33-0766069
           ------                                     ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

9150 Wilshire Boulevard, Suite 242 Beverly Hills, California         90212
--------------------------------------                               -----
(Address of principal executive offices)                           (zip code)

                    Issuer's Telephone Number: (310) 550-5800

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of April 15, 2005 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $411,099, based upon the closing sales price on the Nasdaq Over-The-Counter Bulletin Board for that date.

     The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2005, was 46,376,501 shares, held by approximately 1,442 stockholders.

     The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $0.

  Transitional Small Business Disclosure Format (check one): Yes ______ No X__

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

PART I                                                                                                                   Page
      Item 1.   Business.........................................................................................          1
      Item 2.   Properties.......................................................................................          8
      Item 3.   Legal Proceedings................................................................................          8
      Item 4.   Submission of Matters to a Vote of Security Holders..............................................          8

PART II
      Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............................          9
      Item 6.   Management's Discussion and Analysis of Financial Condition and Results Of Operations............         14
      Item 7.   Financial Statements.............................................................................         22
      Item 8.   Changes in and Disagreements with Accountants on Auditing and Financial Disclosure...............         23
      Item 8A.  Controls and Procedures.........................................................................          23
      Item 8B.  Other Information................................................................................         23

PART III
      Item 9.   Directors and Executive Officers of the Registrant...............................................         24
      Item 10.  Executive Compensation...........................................................................         26
      Item 11.  Security Ownership of Certain Beneficial Owners and Management...................................         28
      Item 12.  Certain Relationships and Related Transactions...................................................         29

PART IV
      Item 13.  Exhibits.........................................................................................         30
      Item 14.  Principal Accountant Fees and Services .... .....................................................         35

      Signatures.................................................................................................         37


     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis and Results of Operation" under
Item 6.

     In this form 10-KSB references to "PACIFICAP", "the Company", "we," "us," and "our" refer to PACIFICAP ENTERTAINMENT HOLDINGS, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     We are a development stage company engaged in the film financing business. Our business plan was modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing. Our management has over 20 years of experience in financing, marketing and merchandising in the movie, music, and corporate industry.

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

     On September 19, 2003, we completed a plan and agreement of reorganization with Pacificap Entertainment Holdings, Inc., a privately-held company organized under the laws of the State of California with no significant assets or operations.

     Pursuant to the reorganization plan, all previously outstanding common stock owned by Pacificap stockholders was exchanged for an aggregate of 18,000,000 shares of our common stock.

     After the merger took effect, the President of the dissolved Pacificap Entertainment, Inc., Michael Riley, joined the Board of Directors. As a result of the transaction, our control changed, we changed our name to Pacificap Entertainment Holdings, Inc. from Cavalcade of Sports Media, Inc. and we effected a one for thirty reverse stock split

     On December 21, 2004, we acquired all of the intangible assets and certain liabilities of Battleship VFX, Inc. ("Battleship") in exchange for 4,582,106 shares (the "Acquisition Shares") of our common stock issued to Brenda Michel, the sole owner of Battleship. In addition, we are obligated to issue 3,054,737 announced it has signed an agreement to acquire the television production arm of Battleship VFX, Inc. ("Battleship"), a cutting-edge pioneer of 3D and special effects properties. Battleship Founder Brenda Michel's retention was also part of the agreement.

Recent Developments

     On December 21, 2004, we acquired all of the intangible assets and certain liabilities of Battleship VFX, Inc. ("Battleship") in exchange for 4,582,106 shares (the "Acquisition Shares") of our common stock issued to Brenda Michel, the sole owner of Battleship. In addition, we are obligated to issue 3,054,737 shares (the "Earn-out Shares") of our common stock to Ms. Michel upon Ms. Michel generating $500,000 in gross revenues for our company. The Acquisition Shares and the Earn-out Shares are subject to weighted-average anti-dilution protection for a period of three years from issuance.

     Furthermore, we agreed to enter into an employment agreement with Ms. Michel, pursuant to which we will employ Ms. Michel for a term of two years at a salary of $150,000 per year. The employment agreement will automatically renew every two years so long as Ms. Michel has satisfactorily performed pursuant to the employment agreement and the terms of the acquisition. We can terminate Ms. Michel for cause if she is found by a court to have engaged in willful misconduct, gross negligence or convicted of a crime that constitutes a felony. In the event we terminate Ms. Michel's contract for any reason other than cause, we are obligated to pay Ms. Michel an amount equal to two years salary and a non-recourse loan in exchange for all of our common stock owned by Ms. Michel at that time. The amount of the non-recourse loan shall be the purchase price for the common stock from Ms. Michel, which shall be weighted average price of our common stock for the thirty days prior to Ms. Michel's termination. The Company and Battleship are in discussions to modify this agreement.

New Business Plan

     We are now following the business plan adopted by Pacificap, which had developed a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film by participating in the following ways:

     -    Leveraging film-financing funding;

     -    Aligning with strategic content providers;

     - Acting as a merchant bank from the risk profile in the production of films;

     - Developing continued cash flow from production fees, licensing fees, marketing, and merchandising; and

     - Participating in the equity profit of each film without deploying corporate capital.

     By  employing  a  unique,  securitized  and  cross-collateralized   capital
structure used by the major film studios, our business plan will attempt to mitigate the risks normally associated with independent filmmaking. By producing commercially-driven yet uncompromising entertainment, we hope our business model will also be a vehicle capable of generating returns for investors. Each picture will be of a quality that is consistent with a major studio theatrical release, with a production budget between $15 million and $150 million and a minimum marketing budget of $15 million. The Company will be responsible for funding owning and exploiting the intellectual property that will be created from each individual project.

THE MARKET

     Filmed entertainment has proven to be remarkably recession-proof over the years. Even during the recent economic downturn the revenues generated by movies have grown. In 2002, according to Kagan Catalogue, the domestic box office gross revenues reached $9.5 billion representing a 13% increase over the prior year. Admissions volume also grew at a rate of 10%. Internationally, American cinema precuts and their cultural influence continued to expand as well. According to our research, last year, for the first time, overseas box office receipts exceed domestic receipts, achieving $9.6 billion, a 20% jump from the year before, while admissions volume exceeded 7 billion, a 7.5% increase over 2001. Additionally, new technology continues to create incremental sources of revenue. DVD player penetration grew by 50% in the United States last year, and the sale of movies on DVD increased by 84%. The cable and satellite industries, two ancillary revenue streams, are embracing video on demand, which currently has a household penetration of approximately 5.5 million homes and generates $500 million in annual revenue.

FILM FINANCE

Traditional Film Finance

     In the past, the most common methods of motion picture  financing have been
"equity  pre-sale",   "rights  pre-sale",  "studio  output",  and  "first  look"
arrangements.

     o In an "equity pre-sale" deal, for example, a producer circles investors prior to the making of a film and equity investors pay all costs. P&A (distribution) expenses are usually financed by the distributor, but are recouped in fist position pushing all risk to the investors.
     o In a "rights pre-sale" deal, a producer offers the film to foreign (usually) or other distributors who agree to purchase some of the distribution rights upon completion of the film. If approximately 1.3 to 1.5 times the cost of the film can be pre-sold, a production lender loans the funds to produce the picture, subject to the credit-worthiness of the obligated distributors.
     o In a "studio-output" (financing) deal, the owner of a script enters an agreement with a studio that likes the concept. The studio manages production, funds production and, almost always retains all proceeds generated from the film. The script owner can often receive a moderate fee and a "net" profit participation typically around 5%. This net profit participation, after allocation of studio overhead, is rarely, if ever, paid.
     o In a "first look" (financing) deal, a studio enters into a contract relationship with a filmmaker or star agreeing to pay overhead and development expenses in exchange for a priority position to produce and distribute that person's films. If the studio rejects a project, the filmmaker or star may present the project to other studios.

     Over the last decade,  however,  a new trend has  developed  in  Hollywood:
Studios are mitigating the capital-intensive nature of filmmaking by co-financing and co-producing movies with others as well as distributing portfolios of movies financed by third parties.

The New World of Co-Financing

     Since the mid-1990s, virtually every major studio has mitigated financial exposure by splitting ownership of film portfolios with partners. Sharing ownership of films both reduces the impact of box-office failures on a studio and lessens the capital burden induced by the mega-budget films towards which studios have trended.

     In a co-financing deal for a portfolio of movies, a studio distributes the entire slate of films in exchange for a distribution fee (usually 10-15%) and a participation in the profits equal to their financing contribution to the film budgets. For example, according to publicly available information, Warner Bros. relies on partners such as Australia-based Village Roadshow Pictures Ltd. for about a third of its annual 25-film schedule; the studio fills another third by distributing pictures financed by others. These partners have revealed that under this arrangement, Warner Bros. and Village Roadshow share all production and marketing costs on movies they jointly finance, and split all profits, after the studio takes a distribution fee. Warner Bros. recently agreed to extend and expand its deal with Village Roadshow for an additional 40 films.

     Sony Pictures Entertainment receives half of its feature-film output from Revolution Studios. A selection of other production companies with co-finance studio output arrangements includes Beacon, Spyglass, Lakeshore, Regency and Morgan Creek. Most of these co-finance companies have assembled foreign pre-sales, while relaying on the major studies for domestic distribution. Others, such as Gaylord Films and the Anshutz Entertainment Companies, Crusader and Walden Media, depend upon the production company principal owner matching funds with the studio.

     Under our co-financing arrangement, Pacificap and the distributing studio will each finance 50% of the production and marketing costs, and will split the related profits (after the pre-arranged distribution fees, third-party fees and distribution expenses). The studio will both share risk with investors and will provide guidance to the project on elements critical to globally-released films. Investors will therefore benefit from an extensive alignment of interest between the project and the studio/distributor.

COMPETITIVE ADVANTAGES

     Our business model offers several distinct competitive advantages.

     Budgets. Historically, films with budgets ranging from $15 million to $150 million have been more likely to achieve profitability. By raising sufficient financing and producing films within this historically acceptable budget range, the project ensures that the quality and profitability of its films will not be limited by budget constraints.

     Additionally, as an independent company, we will be able to produce movies, within these budget levels, at a lower cost than if production were completed by a major studio carrying the burden of rich, preexisting agreements (i.e. talent, music rights).

     Talent. By leveraging its guaranteed global major studio distribution agreement combined with the industry stature of the partner producing companies, each project will be positioned to more effectively attract the highest-quality projects from the best filmmakers and talent.

     Ratings. By predominantly producing movies rated G and PG, the project has the highest probability, based upon studies of historic performance (as more fully described below), of achieving above-average returns relative to the industry's averages, which contain a higher percentage of R-rated movies.

     In other words, we are taking a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film.

     The operating schematic is made up of several divisions: the urban division; the animation division; and the specialty opportunity division.

     This genre has a specific appeal to a young demographic segment of the population that is 10-25 years of age, and in our opinion, highly merchandisable. By targeting this segment, we will directly address one of the entertainment industry's most lucrative sectors: a $60 billion dollar teen and youth market. Content providers in this space can be affiliated with the music, sports and fashion industry. Examples of these types of films would be "American Pie", "Final Destination", " Barbershop", and "Drumline".

     We believe the key to successfully exploiting this genre is to develop partnerships with content providers with a history of elevating financial returns through lower production cost. We are currently in negotiations with a number of reputable content providers in this market space, although we have no definitive agreements in place at this time.

Animation Division

     Historically, computer animated motion pictures have cost on average in excess of $100 million per film to produce. Recent technological advances make it possible to produce comparable quality films for under $30 million. Our animation's mission is to create family entertainment franchises/brands and launch as full-length computer animated motion pictures and exploit them in all markets worldwide. We will provide a platform so the animated movies can merchandise and license products on international bases.

     Some pertinent facts about this market include:

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

     Our present management team has over 20 years of experience in promotions; licensing and merchandising with movie studios, music studios and business entities. For example, management has previously developed marketing and merchandising alliances with McDonald's, Disney, Paramount, and many others, although we currently do not have any alliances with these companies in place. This strategically positions us to drive corporate revenue and create shareholder value by:

     *  Partnering   with  animation   studios  that  can  closely  monitor  the
development and labor-intensive computer animation work;

     * Partnering with major motion picture studios to finance the prints and advertising and/or distribute the films;

     * Retaining control of underlying property rights and managing the exploitation of those rights through TV, video games, publishing, merchandising, and licensing;

     *  Creating  a  recognized  branded  enterprise  with  long-term  value;

     * Pre-selling licensing/merchandising rights and video game rights; and

     * Seeking tax-related incentives offered by governments worldwide.

     Pacificap intends to form strategic alliances with entities in the following industries:

     Film/TV
     Video Games
     Toys/Licensing
     Advertising/Consumer products
     Retail

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

     It is our strategy to have corporate sponsorship, which allows corporations to participate in the negative costs as well as branding through merchandising and marketing. This provides lower production cost and greater return on each film. Our strength is our experience in product branding in the entertainment industry.

PORTFOLIO

     While the average return of a motion picture is close to 12%, the standard deviation of returns is high; therefore, the likelihood of a single film achieving this average return is quite low. This means that the risk-adjusted return on single films is too low to adequately compensate equity investors.

     With our business model, however, assets will be pooled to create a portfolio of feature-quality, widely-released, completion-bonded and globally-distributed films, designed to eliminate the risks associated with a single film project. Modeling and analysis of historical performance suggest that a "portfolio" effect tends to be achieved when 14 or more pictures are produced and distributed over a five- to six-year period. When a portfolio of 20 pictures can be distributed over this period, the likelihood of the transaction repaying its senior debt is greater than 99% and the probability of generating positive returns to equity investors is over 90%. Furthermore, in simulation models using randomly selected historical film performance, this structure generates returns for investors which can exceed 50%; given the leveraged structure, the actual returns can be even higher. This means that, even in the case where a portfolio of films is randomly selected from actual historical data, the structure mitigates the equity investors' exposure to single-film risk without significantly mitigating the opportunity for strong gains.

DISTRIBUTION

     The actual results from past films suggest that a movie that is widely distributed tends to recoup most of its costs, even if the quality and commercial appeal of the movie turn out to be below average. Conversely, a "good" film can fail to generate acceptable receipts if it is not adequately distributed.

     A securitized film structure like this Project require that each film be "widely released" on a global basis. While there tend to be many variables in the final terms of such a distribution arrangement, a wide release typically means that each film is theatrically released in the U.S. and Canada (the "Domestic" market) on 1,500 or more screens and on a similar number of screens within a reasonably short period of time overseas (the "International" market). To ensure complete distribution of the entire portfolio, the lender tends to require that the distribution partner maintain an investment-grade credit rating
- the senior unsecured debt rating of the entity or its parent company must be BBB - SS&P)/Baa3 (Moody's) or higher. The film distributors that meet this qualification and thus that are eligible candidates for the Project's distribution partner(s) are Fox, Disney, Sony, Paramount, Warner, and Universal. This correspondingly protects the equity investors with the increased certainty that the films will continue to be distributed throughout the life of the Project.

CAPITAL CONSTRAINTS

     The cost of producing a high-quality motion picture is significant. The amount of capital available to a filmmaker will impact the quality of a film. The industry standard minimum budget for feature-quality films is around $15 million. Historically, very few films with smaller budgets have achieved strong commercial success.

     The aggregate capital needed to finance the 50% share of twenty globally released feature films, with average production costs of $58 million, plus 50% of the distribution costs, is over $1 billion. However, since the movies will be made and released over a period of five years, and because feature films tend to generate most of their global revenue within the first 18 months after release, a revolving debt structure can be used to reduce the overall borrowing and required equity.

     With the protection of a portfolio of films and a properly structured distribution agreement, $85 million of equity can be leveraged with a $300 million senior revolving debt facility and be sufficient to finance these production, operation and distribution costs.

TRANSACTION COSTS

     The costs of assembling the multitude of transactions necessary to raise capital and/or pre-sell the rights to a single movie as distinct from a portfolio are prohibitively large. When added to the cost of the multiple transactions involved in any motion picture production effort - script acquisitions and revision, corporate infrastructure, legal, financial tracking and reporting, etc., the transaction costs tend to materially reduce the returns to equity investors. Our business model mitigates these risks by spreading many such costs over many movies thereby dramatically reducing individual film transaction costs.

     Another critical risk is the potential for cost overruns, which can most seriously impact return on investment. While our business model initially addresses this risk with a proven management team, each film produced will also have an investment-grade completion bond in order to insure against overruns.

ACCOUNTABILITY

     The entertainment industry has a reputation for frequent litigation and obscure accounting. Our business model, however, is designed to operate with full professional transparency, accountability and integrity. The securitized debt structure will require stringent controls and reporting procedures, which protects equity investors and clarifies cash management and reporting. All cash receipts from the distribution of the films in this transaction will be subject to a cash flow allocation arrangement whereby parties to the transaction will receive pre-agreed allocations of cash flows. For the investors this means that:
(i) credible non-studio parties will be involved in the accounting and disbursement of cash; (ii) any and all claims to cash that are senior to the investor will be understood at the outset of the transaction; and (iii) all parties will have regular detailed reports of cash flows and the functionality of the deal. We will engage a third-party firm to act an administrator to monitor, account for and administer the cash flow reports. The administrator will, in conjunction with the bank custodial agent, oversee the disbursements of funds to the accounts of the parties to the transaction.

BUSINESS PRACTICE

     While written agreements are necessary, the spirit of any agreement is the correct measure of ethics. The business model's structure includes a team of professionals with complementary skills who also have the demonstrated maturity in their convictions to fully embrace and enforce the principles upon which this business model is being founded. The project's management and oversight board will not only honor all contractual arrangements but also ultimately adhere to a standard that demands the utmost in business ethics and morality and that embraces a system of checks and balances.

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

     Our nostalgic sports division offers a programming format that features college and professional sports, as well as international sports competitions of many varieties, with emphasis on the more popular sports, such as baseball, football, basketball, hockey and boxing. We plan to expand, and vary the format to include certain live sporting events as well as "talking head" sports shows. Our channel will be offered, at no charge, to the various cable TV operators (e.g., Comcast, Adelphi, AOL Time Warner) and to the satellite TV ("small dish") operators (e.g., Dish Network, Direct TV, Echostar and Pegasus). Our revenue will be generated from advertisers, direct response marketers and infomercials.

     In April of 2004, we signed an agreement to create "The Boxing Channel" in conjunction with Global Boxing Promotions of Las Vegas. This development will allow Pacificap's Cavalcade of Sports division to showcase its nostalgic fights, which includes some of the greatest fights recorded, featuring Archie Moore, Carmen Basilio, Joe Louis, Muhammad Ali, George Forman and many others. This channel is associated with Sterling Promotions of Las Vegas, Nevada. Sterling Promotions President, Sterling McPherson, a former lightweight champion, will produce live boxing matches as well as innovative boxing programs for this new seven-day a week channel.

     We own approximately 5,000 hours of vintage sports film with negotiations in process to acquire in excess of an additional 2,500 hours of footage. The Cavalcade library includes vintage sporting events and coverage dating back to the 1940's, with over 10,000 hours of programming available to us. Although in our financial statements, we have recorded no value for the library due to its non-use for the past two years, we intend to utilize it in the near future. It is our mission to deliver compelling, informative and historic programming in an efficient fashion. Cavalcade will provide an entertaining and economical nostalgic sports programming alternative. Sports programming is big business. In 1997, ESPN paid $175 million to buy U.S. Classic Sports Network. In 2001, Classic Sports was valued at $1 billion and reached 43 million homes.

Film Library

     Our film library consists of approximately several hundred tapes, many of which have been transferred to Beta SP format and some of which are in the process of being transferred. As of April 1, 2005, we own approximately 5,000 hours of sports footage, of which approximately 3,500 hours have been digitized.

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

Employees

     At April 8, 2005, we had 2 non-union employees, who are both executives. We consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     We maintain our principal office at 9150 Wilshire Boulevard, Suite 242 Beverly Hills, California 90212. Our telephone number at that office is (310) 550-5800. Beginning in November, 2004, the Company leases office space at a rate of $4,502 per month on a four year lease. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

     On March 12, 2003, a complaint was filed in the Supreme Court of the State of New York, County of New York County entitled Simon Deutsche v. Cavalcade of Sports Media, Inc. (Index No. 108721/2003) for a recovery on a Capital Note of $10,000 plus interest. On June 2, 2003, the Court granted summary judgment in favor of Simon Deutsche and against Cavalcade in the amount of $15,694.45. Between June and August 2004, we paid this judgment in full.

     On or about September 2004, Fox Law Offices, P.A. obtained a default judgment against the Company in the amount of $182,000. The Company moved to vacate the default judgment, and the parties are briefing on that motion in the Supreme Court of the State of New York, County of New York. The Company believes it has meritorious defenses to the employee's claims and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders in the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our  common  stock is quoted on the OTC  Bulletin  Board  under the  symbol
"PFEH".

     For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                      High($)                  Low ($)
                                      ------                  --------

  2003
  First Quarter                        0.39                    0.02
  Second Quarter                       0.07                    0.02
  Third Quarter (1)                    2.75                    0.04
  Fourth Quarter                       2.25                    0.80

  2004
  First Quarter                        1.18                    0.35
  Second Quarter                       0.48                    0.12
  Third Quarter                        0.34                    0.01
  Fourth Quarter                       0.06                    0.01

  2005
  First Quarter                        0.03                    0.01
  Second Quarter (2)                   0.01                    0.01

(1) Reflects a 1:30 reverse stock split. (2) As of April 15, 2005.

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

DESCRIPTION OF SECURITIES

Common Stock

     We are authorized to issue up to 300,000,000 shares of common stock, par value $.001. As of April 15, 2004, there were 46,376,501 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

Preferred Stock

     We are authorized to issue up to 50,000,000 shares of Preferred Stock, par value $.001. As of April 15, 2005, there were no shares of preferred stock issued and outstanding.

Options

     None.

Warrants

     In connection with a Securities Purchase Agreement dated June 10, 2004, we issued 2,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.24 per share. In connection with a Securities Purchase Agreement dated
December 17, 2004, we issued 1,400,000 warrants to purchase shares of common stock and we are obligated to issue an additional 1,400,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share.

Convertible Securities

     Not including approximately 3,400,000 shares of common stock issuable upon exercise of outstanding options and warrants and 1,400,000 warrants that we are obligated to issue in the near future, approximately 680,000,000 shares of common stock are issuable upon conversion of outstanding secured convertible notes issued pursuant to the Securities Purchase Agreements dated June 10, 2004 and December 17, 2004. The 1,400,000 warrants to purchase shares of common stock that we are obligated to issue in the near future are to be issued pursuant to the Securities Purchase Agreement dated December 17, 2004, which requires that 700,000 warrants be issued together with $700,000 in secured convertible notes within five days of the filing of a registration statement and 700,000 warrants be issued together with $700,000 in secured convertible notes within five days from the effective date of the registration statement.

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the sale of (i) $2,000,000 in secured convertible notes, and (ii) warrants to purchase 2,000,000 shares of our common stock.

     The investors provided us with an aggregate of $2,000,000 as follows:

          o    $1,400,000 was disbursed on December 17, 2004;

          o $700,000 will be disbursed within five days of filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants; and

          o $700,000 will be disbursed within five days of the effectiveness of the registration statement.

     Accordingly, we have received a total of $1,400,000 pursuant to the Securities Purchase Agreement.

     The notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

     o    $0.02; or

     o 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

     The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the sale of (i) $2,000,000 in secured convertible notes, and (ii) warrants to purchase 2,000,000 shares of our common stock.

     The investors provided us with an aggregate of $2,000,000 as follows:

     o    $700,000 was disbursed on June 10, 2004;

     o    $600,000 was disbursed on July 13, 2004; and

     o    $700,000 was disbursed on July 20, 2004.

     The notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

     o    $0.35; or

     o 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

     The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.24 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

     From 2000 to 2002, we raised an aggregate of $840,750 in capital from the sale of 12% convertible subordinated capital notes, which became due as follows:
December 31, 2000, $467,000 became due; on December 31, 2001, $342,500 became due; and on December 31, 2002, $31,250 became due. The holders of the Notes had the option to convert unpaid note principal together with accrued and unpaid interest into shares of our common stock 30 days following the effectiveness of a registration statement of our common stock under the Securities Act of 1933 at a rate of $1.25 per share, however, a registration statement has never been filed for the shares underlying these Notes, and the Notes are in default. The convertible instrument stated that in the event the unpaid principal amount of the Notes, together with any accrued and unpaid interest, were not converted, or paid in full by December 31, 2000, December 31, 2001 and December 31, 2002 respectively, the interest would accrues at 18% per annum until paid in full. In the past, we have issued shares of our restricted common stock to the Note holders in consideration for accrued and unpaid interest, and is in the process of contacting all these Note holders to obtain current contact information to offer restricted shares in lieu of repayment of the capital notes.

Penny Stock Regulation.

     Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

     o A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    A toll-free telephone number for inquiries on disciplinary actions;
     o Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

     Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

     o    The bid and offer quotations for the penny stock;

     o The compensation of the broker-dealer and its salesperson in the transaction;

     o The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     o Monthly account statements showing the market value of each penny stock held in the customer's account.

     In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

     These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

     In December 2004, we issued 810,000 shares of common stock to a consultant in exchange for services rendered.

     In December 2004, we issued 4,582,106 shares of common stock in connection with the acquisition of Battleship VFX, Inc.

     During the year ended December 31, 2004, we issued 197,025 shares of common stock as interest in connection to a debt obligation of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

     With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

     From its inception, the Company has incurred significant costs in connection with the issuance of equity- based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

     We account for equity based compensation, issued to non-employees in exchange for goods or services , in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

     Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

Costs and Expenses

     From our inception through December 31, 2004, the Company had not generated any revenues and have incurred cumulative losses of $48,005,439. A significant part of the overall costs are associated principally with equity-based compensation to employees and consultants, product development costs and professional services rendered.

Liquidity and Capital Resources

     As of December 31, 2004, the Company had a working capital deficit of $2,551,196 as compared to a deficit of $2,803,641 as of December 31, 2003. From the Company's inception to December 31, 2004 the Company has incurred a operating cash flow deficit of $3,351,206 which as been principally financed through the issuance of capital and other notes payable of $3,231,473 (net of repayments); private placement of our common stock of $272,200 and advances from Company shareholders, officers, and other parties of $275,602.

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

     The independent auditor's report on the Company's December 31, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

     As of December 31, 2004, the Company issued to the investors Convertible Notes under the above described agreement in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

     The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of the Company's common stock, The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st and with note maturity due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of December 31, 2004; the Company is in default with certain provisions of the Agreement, therefore the rate in effect as of December 31 2004 is 15% per annum.

     As of December 3l, 2004, the Company issued to the investors Convertible Notes under the agreement described above in a total amount of S1,400,000 in exchange for net proceeds of $1,116,002 and the investors are obligated to provide the Company with an additional $1,400,000 of cash in exchange for two other convertible promissory notes, each in the amount of $700,000. The proceeds that the Company received net of related fees and costs of $283,998. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of December 31, 2004, the Company has accrued interest, at a default rate of 15% per annum of $8,055.

     Since our inception, we have been seeking additional third-party funding. During such time, we have retained a number of different investment banking firms to assist us in locating available funding; however, we have not yet been successful in obtaining any of the long-term funding needed to make us into a commercially viable entity. Although we are continuing with our efforts to obtain funding to maintain our operations, we cannot assure you that we will be successful or that any funding we receive will be received timely or on commercially reasonable terms. Due to our working capital deficiency, and if we do not receive adequate financing, we will be unable to pay our vendors, lenders and other creditors if we cease our operations, since the net realizable value of our non-current assets will not generate adequate cash. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

     Until such time, if at all, as we receive adequate funding, we intend to continue to defer payment of all of our obligations which are capable of being deferred, which actions have resulted in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us. In the event that we are successful in obtaining third-party funding, we do not expect to generate a positive cash flow from our operations for at least several years, if at all, due to anticipated expenditures for research and development activities, administrative and marketing activities, and working capital requirements and expect to continue to attempt to raise further capital through one or more further private placements.

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

Number of Employees

     From our inception through the period ended December 31, 2004, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate an employment base of four (4) full and part time employees during the next 12 months. These employees will be Ed Litwak, our Chief Executive Officer, Michael

Riley, our President, a CFO/ Treasurer to be hired, a National Distribution Manager and an Administrative Assistant. The Company has entered into an three year Employment Agreement with Ed Litwak.

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

Risk Factors

     Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

     Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

     Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred net losses of $4,623,614 for the year ended December 31, 2004 and $35,405,841 for the year ended December 31, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

     We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $750,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

     In their report dated March 31, 2005, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended December 31, 2004 and 2003 in the amounts of $4,623,641 and $35,405,841, respectively and being in default under the terms of our capital notes and notes payable obligations. . We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If We Are Unable to Retain the Services of Messrs. Litwak and Riley or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

     Our success depends to a significant extent upon the continued service of Mr. Edward Litwak, our President, Chief Financial Officer, Treasurer and a director and Mr. Michael Riley, our Chairman of the Board. Loss of the services of Messrs. Litwak or Riley could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Litwak or Riley. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.

     The movie production industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

Our Trademark and Other Intellectual Property Rights May not be Adequately Protected Outside the United States, Resulting in Loss of Revenue.

     We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7.  FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003





                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)

                          Index to Financial Statements

-------------------------------------------------------------------------------------------------------------

                                                                                                 Page No.
                                                                                                 --------
Report of Registered Independent Certified Public Accounting Firm                                  F-3

Consolidated Balance Sheets at December 31, 2004 and 2003                                          F-4

Consolidated  Statements  of  Losses  for  the years ended December 31, 2004 and
2003, and for the period July 29, 1997 (date of inception) to December 31, 2004                    F-5

Consolidated  Statements  of  Deficiency  in Stockholders'  Equity for the years ended December 31, 2004 and 2003, and  for  the  period  July 29,  1997 (date of
inception) to December 31, 2004                                                                F-6  - F-16

Consolidated Statements of Cash Flows for the years ended December 31,  2004 and
2003, and for the period July 29, 1997 (date of inception) to December 31, 2004                F-17 - F-20

Notes to Consolidated Financial Statements                                                     F-21 - F-42

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          Certified Public Accountants

          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Pacificap Entertainment Holdings, Inc.
Beverly Hills, California

     We have audited the accompanying consolidated balance sheets of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries (the "Company"), a development stage Company, as of December 31, 2004 and 2003 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended and for the period July 29, 1997 (date of inception) to December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and from July 29, 1997 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default under the terms of its debt obligations and has not established a source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                 --------------------------------------------
                                     Russell Bedford Stefanou Mirchandani LLP
                                     Certified Public Accounting Firm
McLean, Virginia
March 31, 2005

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 and 2003

                                                                                                      2004                 2003
                                                                                                      ----                 ----
ASSETS
Current assets:
Cash and cash equivalents ............................................................          $    269,715           $      1,062
                                                                                                -------------          -------------
Total current assets .................................................................               269,715                  1,062

Property and equipment:
Office furniture, net of accumulated depreciation of $1,682 and
$1,020 at December 31, 2004 and December 31, 2003, respectively ......................                 8,799                    670

Other assets:

Prepaid interest (Note E) ............................................................               303,502                   --
Financing costs, net of accumulated amortization of $63,637 and $0
at December 31, 2004 and 2003, respectively (Note E) .................................               422,653                   --

Restricted Cash (Note M )........................................................                    235,903                   --

Other ................................................................................                 4,502                   --
                                                                                                -------------          -------------
Total other assets ...................................................................               966,560                   --

Total assets .........................................................................          $  1,245,074           $      1,732
                                                                                                =============          =============
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note D) .......................................          $    989,556           $    979,137

Other accrued liabilities ............................................................               380,000                380,000

Notes payable , current portion (Note F) .............................................             1,131,165              1,136,165

Advances from related parties (Note I) ...............................................               275,190                264,401

Other advances .......................................................................                45,000                 45,000
                                                                                                -------------          -------------
Total current liabilities ............................................................             2,820,911              2,804,703


Notes payable, long-term portion, net of debt discount (Note E) ......................               603,262                   --

Commitments and contingencies (Note L) ...............................................                  --                     --

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2004 and
2003 (Note G) ........................................................................                  --                     --
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 38,336,501 and 21,818,255 shares issued at December
31, 2004 and 2003, respectively (Note G) .............................................                38,337                 21,818

Additional paid-in capital ...........................................................            45,788,003             40,557,036

Deficit accumulated during development stage .........................................           (48,005,439)           (43,381,825)
                                                                                                -------------          -------------
Total (deficiency in) stockholders' equity ...........................................            (2,179,099)            (2,802,971)

Total liabilities and (deficiency in) stockholders' equity ...........................          $  1,245,074           $      1,732
                                                                                                -------------          -------------
           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                        CONSOLIDATED STATEMENTS OF LOSSES

                                                                                                                    For the Period
                                                                                                                 July 29, 1997 (Date
                                                                          For the Year ended December 31,          of Inception) to
                                                                           2004                   2003             December 31, 2004
                                                                           ----                   ----           -------------------
Costs and Expenses:
Selling, general and administrative ........................           $  3,112,184            $  5,625,850            $ 13,225,158
Acquisition of Pacificap Entertainment
Holdings, Inc. (Note B) ....................................                   --                29,160,000              29,160,000

Acquisition of Cineports.com, Inc. .........................                   --                      --                 2,248,461

Impairment of film library (Note C) ........................                   --                   372,304                 372,304

Impairment of investment ...................................                   --                      --                    62,500

Depreciation ...............................................                    662                     340                 197,867
                                                                       -------------           -------------           -------------
Total operating expenses ...................................              3,112,846              35,158,494              45,266,290


Loss from operations .......................................             (3,112,846)            (35,158,494)            (45,266,290)

Other income (expenses):

Other income ...............................................                   --                      --                   114,758

Interest (expenses), net ...................................             (1,510,768)               (247,347)             (2,285,694)
                                                                       -------------           -------------           -------------
Total other (expenses) .....................................             (1,510,768)               (247,347)             (2,170,936)

Loss from continuing operations, before
income taxes and discontinued operations ...................             (4,623,614)            (35,405,841)            (47,437,226)

Provision for income taxes .................................                   --                      --                      --
                                                                       -------------           -------------           -------------
Loss from continuing operations, before
discontinued operations ....................................             (4,623,614)            (35,405,841)            (47,437,226)

Loss from discontinued operations ..........................                   --                      --                  (352,905)
Income (loss) on disposal of
discontinued operations, net ...............................                   --                      --                    78,974
                                                                       -------------           -------------           -------------
Net (loss) .................................................           $ (4,623,614)           $(35,405,841)           $(47,711,157)
                                                                       =============           =============           =============

Cumulative effect of accounting change .....................                   --                      --                  (294,282)
                                                                       -------------           -------------           -------------
Net loss applicable to common shares .......................           $ (4,623,614)           $(35,405,841)           $(48,005,439)
                                                                       =============           =============           =============

Loss per common share (basic and

assuming dilution) (Note J) ................................           $      (0.18)           $     (11.49)           $     (10.94)
                                                                       =============           =============           =============
Continuing operations ......................................           $      (0.18)           $     (11.49)           $     (10.94)
                                                                       =============           =============           =============
Discontinued operations ....................................           $       --              $       --              $      (0.08)
                                                                       =============           =============           =============
Weighted average shares outstanding ........................             26,130,548               3,081,611               4,386,205
                                                                       -------------           -------------           -------------

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


           See accompanying notes to consolidated financial statements



                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004




                                                                             Preferred  Share        Common        Share
                                                                              Shares     Amount      Shares       Amount
                                                                             ---------- ---------- ------------ ------------
Balance forward
                                                                                     -     $        21,818,255     $ 21,818
                                                                             ========== ========== ============ ============
Shares issued in January 2004 in exchange for accrued interest at
approximately $1.01 per share                                                        -          -      145,166          145
Shares issued in January 2004 in exchange for services at approximately
$1.01 per share                                                                                        125,000          125

Shares issued in February 2004 in exchange for services at $0.66 per share           -          -      537,886          538
Shares issued in February 2004 in exchange for expenses paid by
shareholders at $0.66 per share                                                      -          -      150,000          150

Shares issued in March 2004 in exchange for services at $0.52 per share              -          -      293,250          293
Shares issued in April 2004 in exchange for services at approximately
$0.40 per share                                                                      -          -      615,000          615
Shares issued in May 2004 in exchange for services at approximately $0.25
per share                                                                            -          -      770,000          770
Shares issued in May 2004 in exchange for interest expense at
approximately $0.30 per share                                                        -          -       10,000           10
Shares issued in July, 2004 in exchange for interest expense at
approximately $0.28 per share                                                        -          -       44,275           45
Shares issued in July 2004 in exchange for services at approximately $0.27
per share                                                                            -          -    1,388,538        1,389
Shares issued in July 2004 in exchange for convertible notes payable at
approximately $0.07 per share                                                        -          -    1,100,000        1,100
Shares issued in August 2004 in exchange for services at approximately
$0.02 per share                                                                      -          -      250,000          250
Shares issued in September 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                     -          -    1,100,000        1,100
Shares issued in October 2004 in exchange for convertible notes payable at
approximately $0.01 per share                                                        -          -    1,100,000        1,100
Shares issued in November 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                     -          -    1,100,000        1,100
Shares issued in December 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                     -          -    2,200,000        2,200
Shares issued in December 2004 in exchange for services at approximately
$0.02 per share                                                                      -          -      810,000          810
Shares issued in December 2004 in exchange for interest expense at
approximately $0.02 per share                                                        -          -      197,025          197
Shares issued in December 2004 in exchange for acquisition costs at
approximately $0.02 per share                                                        -          -    4,582,106        4,582
Beneficial conversion feature of convertible notes payable (Note E)                  -          -            -            -
Value of warrants attached to convertible debentures (Note E)                        -          -            -            -

Net loss                                                                             -          -            -            -
                                                                             ---------- ---------- ------------ ------------
Balance at December 31, 2004                                                         -     $        38,336,501     $ 38,337
                                                                             ---------- ---------- ------------ ------------
           See accompanying notes to consolidated financial statements


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004




                                                                                                 Deficit
                                                                                               Accumulated
                                                                                Additional       during
                                                                                 Paid in       Development   Treasury
                                                                                 Capital          Stage        Stock       Total
                                                                                ------------- -------------- ---------- ------------
                                                                                                               $
Balance forward                                                                   40,557,036  $(43,381,825)       -     $(2,802,971)
                                                                                ============= ============== ========== ============
Shares issued in January 2004 in exchange for accrued interest at
approximately $1.01 per share                                                        146,473              -          -      146,617
Shares issued in January 2004 in exchange for services at approximately
$1.01 per share                                                                      126,125                                126,250

Shares issued in February 2004 in exchange for services at $0.66 per share           325,828              -          -      326,366
Shares issued in February 2004 in exchange for expenses paid by
shareholders at $0.66 per share                                                      127,350              -          -      127,500

Shares issued in March 2004 in exchange for services at $0.52 per share              151,637              -          -      151,930
Shares issued in April 2004 in exchange for services at approximately
$0.40 per share                                                                      243,635              -          -      244,250
Shares issued in May 2004 in exchange for services at approximately $0.25
per share                                                                            194,980              -          -      195,750
Shares issued in May 2004 in exchange for interest expense at
approximately $0.30 per share                                                          2,990              -          -        3,000
Shares issued in July, 2004 in exchange for interest expense at
approximately $0.28 per share                                                         12,354              -          -       12,400
Shares issued in July 2004 in exchange for services at approximately $0.27
per share                                                                            372,400              -          -      373,789
Shares issued in July 2004 in exchange for convertible notes payable at
approximately $0.07 per share                                                         75,900              -          -       77,000
Shares issued in August 2004 in exchange for services at approximately
$0.02 per share                                                                        4,750              -          -        5,000
Shares issued in September 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                       6,490              -          -        7,590
Shares issued in October 2004 in exchange for convertible notes payable at
approximately $0.01 per share                                                          4,950              -          -        6,050
Shares issued in November 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                       4,730              -          -        5,830
Shares issued in December 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                      13,750              -          -       15,950
Shares issued in December 2004 in exchange for services at approximately
$0.02 per share                                                                       15,390              -          -       16,200
Shares issued in December 2004 in exchange for interest expense at
approximately $0.02 per share                                                          3,742              -          -        3,939
Shares issued in December 2004 in exchange for acquisition costs at
approximately $0.02 per share                                                         87,060              -          -       91,642
Beneficial conversion feature of convertible notes payable (Note E)                2,817,018              -          -    2,817,018
Value of warrants attached to convertible debentures (Note E)                        493,415              -          -      493,415

Net loss                                                                               -         (4,623,614)         -   (4,623,614)

Balance at December 31, 2004                                                      45,788,003  $ (48,005,439)   $     -  $(2,179,099)
                                                                                ------------- -------------- ---------- ------------

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       For the Period
                                                                                                       July 29, 1997 (Date
                                                                   For The Year Ended December 31,     of Inception)  to
                                                                           2004             2003       December 31, 2004
                                                                           ----             ----       -----------------
Cash flows from operating activities:
Net loss for the period from continuing operations ..................   $ (4,623,614)   $(35,405,841)   $(47,731,508)

Loss from discontinued operations ...................................           --              --          (352,905)

Disposal of business segment, net ...................................           --              --            78,974
Adjustments to reconcile net losses  to net cash (used in)
operating activities:

Cumulative effect of accounting change ..............................           --              --           294,282

Depreciation ........................................................            662             340         197,867

Organization and acquisition costs expensed .........................           --              --            11,553

Common stock issued in exchange for services (Note G) ...............      1,439,537       4,731,144       8,527,333
Common stock issued in exchange for previously incurred debt
(Note G) ............................................................           --              --           233,498

Common stock issued in exchange for interest (Note G) ...............         19,336          12,500          45,906
Common stock issued in exchange for expenses paid by
shareholders (Note G) ...............................................        127,500          40,000         192,500
Common stock issued in connections with acquisition of
Pacificap (Note G) ..................................................           --        29,160,000      29,160,000
Common stock issued in connection with acquisition of
Battleship VFX, Inc. (Note G) .......................................         91,642            --            91,642
Common stock issued in exchange for financing expenses (Note
G) ..................................................................           --           284,392         284,392
Common stock issued in connection with acquisition of
Cineports (Note G) ..................................................           --              --         1,197,396

Warrants issued in connection with acquisition of Cineports .........           --              --         1,051,065

Stock options issued in exchange for services rendered ..............           --              --           661,365

Preferred stock issued in exchange for services (Note G) ............           --              --               855

Conversion of preferred stock (Note G) ..............................           --              --              (855)
Reclassification of notes payable (Note E and F).....................         15,280            --            15,280
Amortization and write-off of debt discount - beneficial
conversion feature of convertible notes payable (Note E) ............        771,619            --           771,619
Amortization and write-off of debt discount - value of
warrants attached to convertible notes payable (Note E) .............        149,216            --           149,216

Amortization of financing costs (Note E) ............................         63,637            --            63,637

Amortization of prepaid interest (Note E) ...........................         96,498            --            96,498

Impairment of film library (Note C) .................................           --           372,304         372,304

Write off of  acquired asset ........................................           --              --             5,000

Write off of  un-collectable other receivable .......................           --              --            30,000

Debt forgiveness from creditors .....................................           --              --          (139,992)

Write off of capitalized production costs ...........................           --              --           150,273
Write off of other investment previously paid with common
stock ...............................................................           --              --            62,500

Expenses paid by principal shareholders .............................           --            90,090         117,015
Changes in:

Prepaid expenses ....................................................         (4,502)           --            (4,502)

Other receivable ....................................................           --              --           (30,000)

Accounts payable and accrued expenses, net ..........................        157,036         495,980       1,046,586

Net cash (used in) operating activities .............................     (1,696,153)       (219,091)     (3,351,206)

           See accompanying notes to consolidated financial statements


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                               For the Period
                                                                                               July 29, 1997 (Date
                                                            For The Year Ended December 31,    of Inception) to
                                                                2004              2003         December 31, 2004
                                                           ------------        ------------    -------------
Cash flows from investing activities:

Acquisition of film library and footage production costs          --             --             (183,080)

Acquisition of office furniture ........................        (8,791)          --              (10,481)

Cash acquired in connection with acquisition ...........          --             --               35,207
                                                           --------------    --------------   --------------
Net cash (used in) investing activities ................        (8,791)          --             (158,354)

Cash flows from financing activities:

Advances from related parties, net of repayments .......        10,789         34,858            230,602

Other advances, net ....................................          --             --               45,000

Proceeds from (repayments of) notes payable ............       (15,000)       153,000          1,253,665
Proceeds from issuance of long-term convertible debt,
net of costs fees and restricted cash held in escrow
(Notes E and M)) .......................................     2,277,808           --            2,277,808

Repayments of convertible notes payable (Note E) .......      (300,000)          --             (300,000)

Proceeds from issuance of common stock .................          --           28,000            272,200
                                                           --------------    --------------   --------------
Net cash provided by financing activities ..............     1,973,597        215,858          3,779,275


Net increase (decrease) in cash and equivalents ........       268,653         (3,233)           269,715

Cash and cash equivalents at the beginning of the period         1,062          4,295               --
                                                           --------------    --------------   --------------
Cash and cash equivalents at the end of the period .....   $   269,715    $     1,062        $   269,715
                                                           --------------    --------------   --------------

           See accompanying notes to consolidated financial statements




                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                             For the Period
                                                                                             July 29, 1997 (Date
                                                           For The Year Ended December 31,   of Inception)  to
                                                                2004             2003        December 31, 2004
                                                                ----             ----        -------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest ...............   $     96,807   $       --         $     96,807

Cash paid during the period for taxes ..................           --             --                 --

Common stock issued in exchange for services ...........      1,439,537      4,731,144          8,527,333
Common stock issued in exchange for previously incurred
debt ...................................................           --             --              233,498

Common stock issued in exchange for interest expense ...         19,336         12,500             45,906

Common stock issued in exchange for accrued interest ...        146,617           --              146,617
Common stock issued in exchange for expenses paid by
shareholders ...........................................        127,500         40,000            192,500
Common stock issued in connections with acquisition of
Pacificap ..............................................           --       29,160,000         29,160,000
Common stock issued in connection with acquisition of
Battleship VFX, Inc. ...................................         91,642           --               91,642

Common stock issued in exchange for financing expenses .           --          284,392            284,392
Common stock issued in connection with acquisition of
Cineports ..............................................           --             --            1,197,396
Warrants issued in connection with acquisition of
Cineports ..............................................           --             --            1,051,065

Stock options issued in exchange for services rendered .           --             --              661,365

Preferred stock issued in exchange for services ........           --             --                  855

Conversion of preferred stock ..........................           --             --                 (855)

Write off of  acquired asset ...........................           --             --                5,000

Write off of  un-collectable other receivable ..........           --             --               30,000

Debt forgiveness from creditors ........................           --             --             (139,992)

Write off of capitalized production costs ..............           --             --              150,273
Write off of other investment previously paid with
common stock ...........................................           --             --               62,500

Impairment of film library .............................           --          372,304            372,304

Expenses paid by principal shareholders ................           --           90,090            117,015

Common stock issued in exchange for shareholder advances           --           45,500             45,500

Restricted cash held in escrow..........................        235,903           --              235,903

           See accompanying notes to consolidated financial statements


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                            For the Period
                                                                                            July 29, 1997(Date
                                                        For The Year Ended December 31,     of Inception)to
                                                               2004           2003          December 31, 2004
                                                               ----           ----          -----------------
Supplemental Disclosures of Cash Flow Information:
Beneficial conversion feature of convertible notes
payable ...............................................      2,907,018        --            2,907,018

Value of warrants attached to convertible notes payable        493,415        --              493,415
Amortization of debt discount - beneficial conversion
feature of convertible notes payable ..................        771,619        --              771,619
Amortization of debt discount - value of warrants
attached to convertible notes payable .................        149,216        --              149,216
Capitalized financing costs in connection with issuance
of long-term convertible notes payable ................        486,290        --              486,290
Prepaid interest expense in connection with issuance of
long-term convertible notes payable ...................        400,000        --              400,000
Acquisition:

Assets acquired .......................................           --          --              379,704

Goodwill ..............................................           --          --              490,467

Accumulated deficit ...................................           --          --                 --

Liabilities assumed ...................................           --          --             (588,027)

Common stock issued ...................................           --          --             (282,144)
                                                          ------------    ------------   ------------
Net cash paid for acquisition .........................   $       --      $   --         $       --
                                                          ============    ============   ============
Liabilities disposed of in disposition of business, net   $       --      $   --         $     79,374

Net cash received in disposition of business ..........   $       --      $   --         $       --
                                                          ============    ============   ============
Acquisition of Pacificap (Note B):
Assets acquired .......................................   $       --      $   --         $       --

Liabilities assumed ...................................           --          --                 --

Acquisition costs .....................................           --      29,160,000       29,160,000

Common stock issued ...................................           --     (29,160,000)     (29,160,000)
                                                          ------------    ------------   ------------
Net cash paid for acquisition .........................   $       --      $   --         $       --
                                                          ------------    ------------   ------------

          See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS , INC.
                         (A development stage company )
                   NOTES TO CONSOLIDATED FINANCIAL STA TEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of th e accompanying financial statements follows.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the "Company"), formerly Cavalcade of S ports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports enterta inment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, it s operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception thr ough December 31, 2003, the Company has accumulated losses of $48,005,439.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2004 and 2003, and for the period from July 29, 1997 (date of inception) to December 31, 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2004 and 2003, and for the period from July 29, 1997 (date of inception) to December 31, 2004.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2004, 2003, and the period from July 29, 1997 (date of inception) to December 31, 2004.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,623,614 during the year ended December 31, 2004 and $35,405,841 during the year ended December 31, 2003. The Company's current liabilities exceeded its current assets by $2,551,196 as of December 31, 2004. For the period from inception through December 31, 2004, the Company has accumulated losses of $48,005,439. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2004 and 2003.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at December 31, 2004.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE B - BUSINESS COMBINATIONS (Continued)

The following summarizes the acquisition of Pacificap:

       Issuance of 18,000,000 shares of common stock       $ 29,160,000
       Assets acquired                                                -
       Liabilities assumed                                            -
       Acquisition costs                                   $ 29,160,000

NOTE C - FILM LIBRARY

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

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 are as follows:

                                                   2004              2003
                                                   ----              ----
        Accrued expenses                        $ 160,591         $ 316,820
        Accrued interest                          828,965           662,317
        Total                                   $ 989,556         $ 979,137

NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2004 and 2003 is as follows:

                                                                        2004                  2003
                                                                     -----------          -----------
  Convertible notes payable ("Convertible Notes"); interest
  rate 10% per annum; due two years from the date of the
  note; noteholder has the option to convert unpaid note
  principal the Company's common stock at the lower of (i)
  $0.35 or (ii) 50% of the average of the three lowest
  intraday trading prices for the common stock on a principal
  market for the twenty trading days before but not including        $ 1,592,860          $      -
  conversion date.   The Company granted the noteholder a
  security interest in substantially all of the Company's
  assets and intellectual property and registration rights.


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

                      (Continued)                                       2004                   2003
  Debt Discount - beneficial conversion feature, net
  of accumulated amortization and write-off (upon                       (937,859)                -
  repayment) of $416,224 and $341,051, respectively,
  at December 31, 2004.

  Debt Discount - value attributable to warrants
  attached to notes, net of accumulated amortization
  and write-off (upon repayment) of $75,984 and
  $70,819, respectively, at December 31, 2004.                          (158,061)                -
                                                                     -----------          -----------
  Subtotal                                                             $ 496,940           $     -

  Convertible notes payable ("Second Convertible
  Notes"); interest rate 10% per annum (default
  interest 15% per annum); due three years from the
  date of the note; noteholder has the option to
  convert unpaid note principal the Company's common
  stock at the lower of (i) $0.02 or (ii) 60% of the
  average of the three lowest intraday trading prices                 $1,400,000           $     -
  for the common stock on a principal market for the
  twenty trading days before but not including
  conversion date.   The Company granted the
  noteholder a security interest in substantially all
  of the Company's assets and intellectual property
  and registration rights.

  Debt Discount - beneficial conversion feature, net
  of accumulated amortization of $14,343 at December
  31, 2004.                                                           (1,107,539)                -

  Debt Discount - value attributable to warrants
  attached to notes, net of accumulated amortization
  of $2,411 at December 31, 2004.                                       (186,139)                -
                                                                     -----------          -----------
 Subtotal                                                             $  106,322          $      -
                                                                     -----------          -----------
  Total                                                                  603,262
  Less: current portion                                                        -                 -
                                                                     -----------          -----------
  Long term portion                                                   $  603,262          $      -
                                                                     -----------          -----------

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Convertible Note

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

As of December 31, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

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

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 2,000,000 shares of the Company's common stock at $0.24 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $304,865 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 74%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note's maturity period (two years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $492,208 and $0 for the year ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company has repaid to note holders $300,000 of principal amount in cash, and the note holders have agreed to convert a portion of the principal amount into an aggregate of 6,600,000 shares of the Company's common stock (Note G). The Company valued the common shares issued at $112,420 and has accounted for the conversion of debt, while the noteholders valued the common shares at $107,140. At December 31, 2004, the Company has adjusted the principal amount of the notes payable outstanding based on noteholder's calculation and has charged to operations the difference of $5,280 as financing expense. In connection with the repayment and conversion of notes payable, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $341,051 and $70,819, respectively, as of December 31, 2004.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Second Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes ("Second Convertible Notes"), and attached to the Second Convertible Notes were warrants to purchase 2,800,000 shares of the Company's common stock. The Second Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

On December 17, 2004, the Company  issued to the investors a Second  Convertible
Note in the amount of $1,400,000, and the investors are obligated to provide the Company with additional $1,400,000 of cash in exchange for two other convertible promissory notes in the amount of $700,000 each. As of December 31, 2004, the Company issued to the investors Second Convertible Notes in a total amount of $1,400,000 in exchange for proceeds of $1,157,146, net of related fees and costs of $242,854. The proceeds were deposited directly into an escrow account pursuant to an Escrow Agreement the Company agreed with (Note M). Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants. As of the date of this report, the registration statement has not been filed.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Second Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,121,883 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Second Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Second Convertible Note's maturity period (three years) as interest expense.

In connection with the placement of the Second Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,400,000 shares of the Company's common stock at $0.02 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task
Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $188,550 to additional paid-in capital and a discount against the Second Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.50%, a dividend yield of 0%, and volatility of 107%. The debt discount attributed to the value of the warrants issued is amortized over the Second Convertible Note's maturity period (three years) as interest expense.

The Company amortized the Second Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $16,755 and $0 for the year ended December 31, 2004 and 2003, respectively.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 are as follows:

                                                                                   2004                   2003
                                                                                   ----                   ----
12 % convertible subordinated payable, unsecured and due December 31,
2000; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the
registration of the Company's common stock under the Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2000, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements. (a)                  $ 467,000             $ 457,000

12 % convertible subordinated payable, unsecured and due December 31,
2001; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the
registration of the Company's common stock under the Securities Act
of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2001, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements.                       342,500                342,500

12 % convertible subordinated payable, unsecured and due December 31,
2002; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness of the
registration of the Company's common stock under the Securities Act
of 1933 at a rate of $1.25 per share.   In the event the unpaid
principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2002, then interest accrues at 18% per annum until paid in full. The
Company is in default under the terms of the Note Agreements.                        31,250                 31,250

Note payable on demand to accredited investor; interest  payable monthly at 18% per annum; unsecured; guaranteed by the Company's
President                                                                            52,415                 52,415

Note payable on demand to accredited investor; interest  payable monthly at 18% per annum; unsecured; guaranteed by the Company's
President                                                                           100,000                100,000

Note payable on demand to accredited investor; interest  payable
monthly at 8% per annum; unsecured                                                        -                153,000


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - NOTES PAYABLE (Continued)

                             (Continued)                                          2004                   2003
Note payable in monthly installments of interest only at 4% per annum; guaranteed by Company shareholder; maturity date of the loan
is July 28, 2005.                                                                 13,000                      -
Note payable on demand to an investor; interest  payable monthly at
10% per annum; unsecured                                                          75,000                      -
Note payable on demand to an investor; interest  payable monthly at
10% per annum; unsecured                                                          50,000                      -
                                                                              ------------          -------------
                                                                               1,131,165              1,136,165
                                                                              ------------          -------------
Less: current portion                                                         (1,131,165)            (1,136,165)
                                                                              $        -            $         -
                                                                              ============          =============

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of December 31, 2004, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding.

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2004 and 2003, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. Total financing expenses charged to operations during the year ended December 31, 2003 amounted $284,392. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued (Note G).

NOTE G - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of December 31, 2004 and 2003, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has and 38,336,501 shares of common stock issued and outstanding as of December 31, 2004 and 2003, respectively.

The Company's predecessor was Tren Property Corp., an inactive company with no significant operations incorporated under the laws of the State of Delaware in July 1997. The Company issued 422 shares of common stock to the initial shareholders in exchange for initial organization costs. The stock issued was valued at $11,553, which represents the fair value of the services received.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - CAPITAL STOCK (Continued)

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - CAPITAL STOCK (Continued)

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - CAPITAL STOCK (Continued)

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - CAPITAL STOCK (Continued)

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

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of common stock to its note holders in exchange for financing expenses of $284,392.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - CAPITAL STOCK (Continued)

In July 2004, the Company issued an aggregate of 1,388,538 shares of common stock to consultants in exchange for services in the amount of $373,789. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 44,275 shares of common stock to a noteholder in exchange for interest expense of $12,400. Additionally, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible notes payable of $77,000 (Note C).

In August 2004, the Company issued an aggregate of 250,000 shares of common stock to a consultant in exchange for services in the amount of $5,000. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In September 2004, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible note payable of $7,590.

In October 2004, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible note payable of $6,050.

In November 2004, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible note payable of $5,830.

In December 2004, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $15,950. The Company issued an aggregate of 810,000 shares of common stock to a consultant in exchange for services in the amount of $16,200. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 197,025 shares of common stock to in exchange for accrued interset in the amount of $3,939. Additionally, the Company issued an aggregate of 4,582,106 shares of its common stock, valued at $91,642, in connection with an acquisition agreement with Battelship VFX, Inc. (`Battleship'). The Company acquired no tangile assets and assumed no liabilities of Battleship. The Company also entered into a consulting agreement with Battleship's sole owner (see Note L). The Company has accounted for the common shares issued as acquisition costs and has charged $91,642 to operations during the year ended December 31, 2004.

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the year ended December 31, 2004 and 2003. All previously granted stock options expired as of December 31, 2004. Transactions involving options issued to consultants are summarized as follows:

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options (Continued)

                                                                                         Weighted Average
                                                               Number of Options         Price Per Share
                                                               -----------------         --------------
       Outstanding at January 1, 2003                                   118,333          $        35.70
          Granted                                                             -                       -
          Exercised                                                           -                       -
          Canceled or expired                                         (101,667)                   28.20
                                                               -----------------         --------------
       Outstanding at December 31, 2003                                  16,666                   81.00
          Granted                                                             -                       -
          Exercised                                                           -                       -
          Canceled or expired                                           (16,666)                  81.00
                                                               -----------------         --------------
       Outstanding at December 31, 2004                                       -          $            -
                                                               -----------------         --------------

Warrants

The Company granted an aggregate of 3,400,000 warrants during the year ended December 31, 2004 in connection with issuance of convertible notes payable (Note
E). The Company did not grant any compensatory warrants during the year ended December 31, 2004 and 2003. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

                              Warrants Outstanding                             Warrants Exercisable
                              --------------------                             ---------------------
                                          Weighted Average         Weighed                 Weighted
                                        Remaining Contractual      Average                 Average
           Exercise        Number            Life                 Exercise      Number     Exercise
            Prices         Outstanding     (Years)                 Price      Exercisable   Price
           --------        -----------  ---------------------     --------    -----------  ---------
             $0.24          2,000,000         4.52                 $0.24       2,000,000      $0.24
             $0.02          1,400,000         4.96                  0.02       1,400,000       0.02
           --------        -----------  ---------------------     --------    -----------  ---------
                            3,400,000         4.70                $ 0.15       3,400,000     $ 0.15
                           -----------  ---------------------     --------    -----------  ---------

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                                         Weighted Average
                                                                Number of Shares         Price Per Share
                                                                ----------------         -----------------
       Outstanding at January 1, 2003                                  206,091                $  36.00
          Granted                                                            -                       -
          Exercised                                                          -                       -
          Canceled or expired                                                -                       -
                                                                ----------------         -----------------
       Outstanding at December 31, 2003                                206,091                   36.00
          Granted                                                    3,400,000                    0.15
          Exercised                                                          -                       -
          Canceled or expired                                         (206,091)                  36.00
                                                                ----------------         -----------------
       Outstanding at December 31, 2004                              3,400,000                $   0.15
                                                                ----------------         -----------------

                                      F-38

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE I - RELATED PARTY TRANSACTIONS

The Company's President has advanced funds to the Company for working capital purposes since the Company's inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due the Company's President at December 31, 2004 and 2003 were $270,125 and $209,311, respectively, net of cash repayments.

The Company's Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid the Chairman of the Board from time to time, and the net amount of the advances due at December 31, 2004 and 2003 was $5,090 an d$55,090, respectively.

The Company's principal shareholders paid $40,000 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company issued an aggregate of 44,390 shares of its common stock to the shareholders during the year ended December 31, 2003 in exchange for the $40,000 previously incurred debt (Note G).

During the year ended December 31, 2004, the Company issued an aggregate of 150,000 to a shareholder in exchange for $127,500 of expenses previously paid by the shareholder on behalf of the Company (Note G).

NOTE J - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                                                                      For the period July
                                                                                                       29, 1997 (Date of
                                                                                                      Inception) through
                                                               2004                     2003          December 31, 2004
                                                               ----                     ----          -------------------
Net income loss available to Common stockholders            $(4,623,614)             $(35,405,841)         $ (48,005,439)
                                                            ------------             -------------    -------------------
Basic and diluted earning (loss) per share                  $     (0.18)             $     (11.49)         $      (10.94)
Continuing operations                                       $     (0.18)             $     (11.49)         $      (10.88)
                                                            ============             =============    ===================
Discontinued operations                                     $         -              $          -          $       (0.06)
Weighted average common shares outstanding                   26,130,648                 3,081,611              4,386,205

Net loss per share is based upon the weighted average of shares of common stock outstanding. In September 2003, a one (1) for thirty (30) reverse stock split of the Company's common stock was effected (See Note G). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $48,000,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $16,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2004 are as follows:

                Non current:
                Net operating loss carryforward                   $16,800,000
                Valuation allowance                               (16,800,000)
                                                                  ------------
                Net deferred tax asset                            $         -
                                                                  ============

NOTE L - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company currently leases office space in Beverly Hills, California for its corporate use under a non-cancelable operating lease expiring in November 2008 at rate of $4,502 per month, plus stipulated annual adjustments. Rental expenses charged to operations for the year ended December 31, 2004 and 2003 were $22,102 and $34,615, respectively.

Commitments for minimum rentals under non-cancelable lease at December 31, 2004 are as follows:

              2005                     $  54,024
              2006                        54,024
              2007                        54,024
              2008                        45,020
                                       ---------
                                       $ 207,092
                                       ---------

Employment and Consulting Agreements

The Company has an employment agreement with the Company's President and Chief Executive Officer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The Company also has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of one to two years from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.

In connection with the acquisition of certain Battleship assets (see Note G) , the Company is obligated to issue 3,054,737 shares (the "Earn-out Shares") of the Company's common stock to the former owner of Battleship, subject to certain terms and conditions.

In addition, the Company has agreed to enter into an employment agreement with the former owner of Battleship. In addition to salary and benefit provisions, the agreement will include defined commitments should the employee terminate the employment with or without cause.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

As described in Note F, the Company is in default under the terms of its Capital Note Agreements. In December 2002, two of the Company's capital noteholders filed a complaint against the Company in the Supreme Court of the State of New York, Nassau County. In March 2003, the Court granted summary judgment in favor of each noteholder in the amount of $35,774 plus interest at 18% per annum from September 4, 2002. The Court also awarded summary judgment personally against the Company's President in the amount of $25,000. As of December 31, 2003, the Company has repaid one of the noteholders a total of $18,350 and has recorded all unpaid principal amount of the capital notes and unpaid accrued interest. As of December 31, 2004, the Company has not resolved the issue with the note holdedrs, and has included all unpaid principal amount of the capital notes and unpaid accrued interest in its current liabilities.

On or about September 2004, Fox Law Offices, P.A. obtained a default judgment against the Company in the amount of $182,000. The Company moved to vacate the default judgment, and the parties are briefing on that motion in the Supreme Court of the State of New York, County of New York. The Company believes it has meritorious defenses to the employee's claims and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE M - RESTRICTED CASH

Pursuant to the Securities Purchase Agreement and an Escrow Agreement the Company entered into on December 17, 2004 (Note E), the Company agreed to deposit the proceeds from the issuance of the Second Convertible Note into an escrow account, and the Escrow Agent has agreed to receive, hold and pay such funds, upon the terms and subject to the conditions agreed by among the Company, the investors, and the Escrow Agent.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE M - RESTRICTED CASH (Continued)

The Escrow Agent shall hold the Escrow Account only in accordance with the terms and conditions of the Escrow Agreement, and the Escrow Agent shall invest the monies in the Escrow Account ("Escrow Amount") in an interest bearing bank account with, or certificates of deposit or time deposits with, maturities of no more than thirty (30) days issued by, a domestic commercial bank or such other bank or other financial institution as it normally holds such funds. The Escrow Agent shall release the Escrow Amount, or a portion thereof, upon receipt, at any time, of joint written instructions from the Company and the investors directing the manner in which the distribution of the Escrow Amount, or a portion thereof, is to be made; provided, however, that the Escrow Amount shall only be released to the Company for the acquisition of Battleship VFX, Inc. (Note G); provided further than any remaining Escrow Amount subsequent to such acquisition shall be released to the Company for working capital and general corporate purposes. As of December 31, 2004, the Escrow Amount has not been released to the Company and the balance amounted $235,903.

NOTE N - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2004 and 2003, the Company incurred losses from operations of $4,623,641 and $35,405,841, respectively. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (see Note F). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name                       Age              Position
--------------------------------------------------------------------------------
Edward E. Litwak           62       President, Chief Financial Officer,
                                    Treasurer and Director
Michael Riley              52       Chairman of the Board of Directors
Robert Stulman             67       Secretary
Donald P. Parson           67       Director

     Directors   are  elected  to  serve  until  the  next  annual   meeting  of
stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

     Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Outside Directors are compensated with shares of Common Stock: 12,000 shares as a "signing bonus" for the agreement to serve, and 1,000 shares for each month of service. Outside Directors also have their expenses in attending meetings reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

     Edward E. Litwak has been our President since December of 1998 and a director since our incorporation in 1997. Prior to becoming President, Mr. Litwak served as a consultant to the Company, which was previously headed by his daughter, Ms. Karen Prentice. From June 1, 1995 to the present, Mr. Litwak has been President of Satellite Today, a cable network in development. From January 1, 1997 until December 1998, Mr. Litwak also served as the licensing agent for Jennicor, LLC. From March 1, 1994 to June 1, 1995 he was Chairman of Merchandise Entertainment Television Holdings, Inc. From June 1, 1991 to June 30, 1994 he was President of Designers International, Inc. Mr. Litwak also served as Sports Directions Director for a program series entitled the JeanNate Grand Prix. Mr. Litwak attended Cornell University where he majored in business.

     Michael Riley became Chairman of the Board in September of 2003. He has worked for over 20 years in banking, corporate finance, and international law. From 2001 to the present, Mr. Riley has served as Chairman of Imperial Credit Industries, Inc. In addition, he was Chairman, until it's sale, of one of Hollywood's largest independent entertainment financing entities, the Lew Horwitz Organization. This led Mr. Riley to establish and develop the current entertainment, financing and marketing corporation of Pacificap Entertainment, Inc. Mr. Riley established Recreational Holdings, the largest consolidation of automotive/marine/recreational retailing in the United States. Mr. Riley also served as Assistant State Attorney for the 17th Judicial Circuit in Florida, special counsel to federal and state law enforcement agencies, and has conducted seminars throughout the United States.

     Robert Stulman has been our Secretary since September of 1997. He has been associated with us during our pre-incorporation period, from January 1, 1997 through March of 1999. From 1991 to December 31, 1996 he was Vice President in charge of Importing Footwear for L. J. Global, Inc. in New York City.

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

Limitation of Liability of Directors

     Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Nevada law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Election of Directors and Officers.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

     No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Pacificap Entertainment Holdings, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Pacificap Entertainment Holdings, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2004, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

     We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Nominating Committee

     We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Conduct

     We have adopted a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     (2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
     (3)  Compliance with applicable governmental laws, rules and regulations;
     (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
     (5)  Accountability for adherence to the code.

Compensation Committee

     We currently do not have a compensation committee of the board of directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 10. EXECUTIVE COMPENSATION

Termination of Employment

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Executive Compensation

     The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2004, 2003 and 2002. The remuneration described in the table represents compensation received from Pacificap Entertainment Holdings, Inc. and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Edward Litwak             2004    140,000          0            0            -            -            -             -
  President               2003     40,000          0            0            -            -            -             -
                          2002     32,000          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Michael Riley             2004    140,000          0            0            -            -            -             -
  Chairman of the Board   2003     40,000          0            0            -            -            -             -
                          2002          0          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------

Option/SAR Grants in Last Fiscal Year

         None.

Stock Option Plans

         None.

Employment Agreements

Ed Litwak

     On September 18, 2003, we entered into a three-year employment contract with automatic one-year renewals for an additional year upon reaching certain annual objectives, with Ed Litwak to serve as Interim President and Chief Executive Officer for a period of up to six months or we hire a new President. Upon our hiring of a new President, Mr. Litwak's position shall be President of our Cavalcade Broadcast Division. The base salary under the agreement is $120,000 per annum, plus benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on April 15, 2005 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 46,376,501 shares of common stock outstanding.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.



NAME AND ADDRESS                                   NUMBER OF       PERCENTAGE OF
OF OWNER                        TITLE OF CLASS     SHARES OWNED(1)    CLASS (2)
--------------------------------------------------------------------------------
Edward E. Litwak                Common Stock        1,214,043 (3)       2.62%
12868 Via Latina
Del Mar, California 92014

Michael Riley                   Common Stock        4,000,000 (4)       8.63%
12868 Via Latina
Del Mar, California 92014

Robert Stulman                  Common Stock           40,000               *
12868 Via Latina
Del Mar, California 92014

Donald P. Parson                Common Stock           12,500               *
12868 Via Latina
Del Mar, California 92014

All Officers and Directors      Common Stock        5,266,543 (3)(4)   11.36%
As a Group (4 persons)

----------------------------
Brenda Michel                   Common Stock        4,582,106 (5)      11.30%
12868 Via Latina
Del Mar, California 92014

Clinton Hall, LLC               Common Stock        3,000,000           6.47%
161 Store Ridge Court
East Aurora, New York 14052

Bill Curtis                     Common Stock        7,000,000 (6)      15.09%

     * Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 46,376,501 shares issued and outstanding on April 15, 2005.

(3) Includes 1,188,908 shares held by Karen Prentice. Karen Prentice is the daughter of Edward Litwak, President of the Company, and Edward Litwak may have a beneficial interest in those shares.

(4) Includes 1,000,000 shares held by Kaitlin Riley and 1,000,000 shares held by Conor Riley. Kaitlin and Conor Riley are the children of Michael Riley, Chairman of the Board of Directors of the Company, and Michael Riley may have a beneficial interest in those shares.

(5) Shares are currently being held in escrow pending, and subject to, the completion of the acquisition of the assets of Battleship VFX, Inc.

(6) Includes 1,000,000 shares owned by each of: S-1 Investments, LLC; C.H.I. LLC; Rancho LLC; J. Capital Partners; A. Jackson Trust Company; Sofi, LLC and Kiva, LLC, each of which Mr. Curtis has voting control over.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's President has advanced funds to the Company for working capital purposes since the Company's inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due the Company's
President at December 31, 2004 and 2003 were $270,100 and $209,311, respectively, net of cash repayments.

     The Company's Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid $85,000 to the Chairman of the Board and the net amount of the advances due at December 31, 2004 and 2003 were $5,090 and $55,090, respectively.

     The Company's principal shareholders paid $40,000 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company issued an aggregate of 44,390 shares of its common stock to the shareholders during the year ended December 31, 2003 in exchange for the $40,000 previously incurred debt .

     We have no policy regarding entering into transactions with affiliated parties.

                                     PART IV

ITEM  13.         EXHIBITS

Exhibit No.       Description

3.1 Certificate of Incorporation of Tren Property Corp., filed July 29, 1997 in Delaware, filed as Exhibit 3(1) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.2 Articles of Incorporation of Gemma Global, Inc., filed July 22, 1997 in Nevada, filed as Exhibit 3(2) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.3 Reorganization Agreement between Tren Property Corp. and Edward E. Litwak, dated January 1, 1998, filed as Exhibit 3(3) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.4 Certificate of Amendment to the Certificate of Incorporation of Tren Property Corp., changing its corporate name to Gemma Global, Inc. and increasing capital structure, filed February 23, 1998 in Delaware, filed as Exhibit 3(4) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.5 Certificate of Ownership and Merger of Gemma Global, Inc. (a Nevada Corporation) with and into Tren Property Corp. (a Delaware Corporation), filed February 23, 1998 in Delaware, filed as Exhibit 3(5) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.6 Articles/Certificate of Merger of Gemma Global, Inc. (a Nevada Corporation) with and into Gemma Global, Inc. formerly Tren Property Corp. (a Delaware Corporation) filed March 4, 1998 in Nevada, filed as
          Exhibit 3(6) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.7 Articles of Incorporation of Gemma Global, Inc., filed March 5, 1998 in Nevada, filed as Exhibit 3(7) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.8 Articles/Certificate of Merger (re-domestication) of Gemma Global, Inc. (Delaware) with and into Gemma Global, Inc. (Nevada) filed April 21, 1998, filed as Exhibit 3(8) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.9 Articles of Amendment to the Articles of Incorporation of Gemma Global, Inc., changing name to Pioneer2000, Inc. and increasing capital structure, filed March 4, 1999 in Nevada, filed as Exhibit 3(9) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.10 Certificate of Incorporation of Cavalcade of Sports Network, Inc., filed June 22, 1998 in New York, filed as Exhibit 3(10) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.11 Articles of Incorporation of Global Group International, Inc., filed March 23, 1999 in Nevada, filed as Exhibit 3(11) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.12      Certificate  of  Designation,   Powers,   Preferences  and  Rights  of
          1999-Global Group Series of Convertible Preferred Stock, filed December 14, 1999 in Nevada, filed as Exhibit 3(12) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.13      Articles of  Amendment,  filed  December 17, 1999 in Nevada,  filed as
          Exhibit 3(13) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.14 Articles of Merger of Cavalcade of Sports Network, Inc. (New York) with and into Cavalcade of Sports Media, Inc. (Nevada), filed December 22, 1999 in Nevada, filed as Exhibit 3(14) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.15 Certificate of Merger of Cavalcade of Sports Network, Inc. with and into Cavalcade of Sports Media, Inc., filed December 30, 1999 in New York, filed as Exhibit 3(15) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.16 Bylaws of the Registrant, filed as Exhibit 3(16) to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.17 Articles of Incorporation of Sports Broadcasting Network, Inc., filed November 25, 2002, filed as Exhibit 3.17 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

3.18 Articles of Amendment, filed July 16, 2003 in Nevada, filed as Exhibit 3(16) to the current report on Form 8-K filed with the Commission on July 23, 2003 and incorporated herein by reference.

3.19 Exchange Agreement with Pacificap Entertainment Holdings Inc., filed as Exhibit 2(1) to the current report on Form 8-K filed with the Commission on September 24, 2003 and incorporated herein by reference.

3.20 Short Form Articles of Merger filed October 23, 2003, in Nevada , filed as Exhibit 3.20 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.1 Common Stock Purchase Warrant with AJW Offshore, Ltd., dated June 10, 2004, filed as Exhibit 4.1 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.2 Common Stock Purchase Warrant with AJW Partners, LLC, dated June 10, 2004, filed as Exhibit 4.2 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.3 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated June 10, 2004, filed as Exhibit 4.3 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.4 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated June 10, 2004, filed as Exhibit 4.4 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.5 Secured Convertible Note with AJW Offshore, Ltd., dated June 10, 2004, filed as Exhibit 4.5 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.6 Secured Convertible Note with AJW Partners, LLC, dated June 10, 2004, filed as Exhibit 4.6 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.7 Secured Convertible Note with AJW Qualified Partners, LLC, dated June 10, 2004, filed as Exhibit 4.7 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.8 Secured Convertible Note with New Millennium Capital Partners II, LLC, dated June 10, 2004, filed as Exhibit 4.8 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.9 Securities Purchase Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit 4.9 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.10 Security Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit 4.10 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.11 Intellectual Property Security Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit 4.11 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.12 Registration Rights Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit 4.12 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.13 Guaranty and Pledge Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Michael Riley, filed as Exhibit 4.13 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.14 Guaranty and Pledge Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Edward Litwak, filed as Exhibit 4.14 to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.


4.15      Secured Convertible Note with AJW Offshore, Ltd., dated July 13, 2004.

4.16      Secured Convertible Note with AJW Partners, LLC, dated July 13, 2004.

4.17 Secured Convertible Note with AJW Qualified Partners, LLC, dated July 13, 2004.

4.18 Secured Convertible Note with New Millennium Capital Partners II, LLC, dated July 13, 2004.

4.19      Common Stock Purchase Warrant with AJW Offshore,  Ltd., dated July 13,
          2004.

4.20      Common Stock Purchase  Warrant with AJW Partners,  LLC, dated July 13,
          2004.

4.21 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated July 13, 2004.

4.22 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated July 13, 2004.

4.23      Secured Convertible Note with AJW Offshore, Ltd., dated July 20, 2004.

4.24      Secured Convertible Note with AJW Partners, LLC, dated July 20, 2004.

4.25 Secured Convertible Note with AJW Qualified Partners, LLC, dated July 20, 2004.

4.26 Secured Convertible Note with New Millennium Capital Partners II, LLC, dated July 20, 2004.

4.27      Common Stock Purchase Warrant with AJW Offshore,  Ltd., dated July 20,
          2004.

4.28      Common Stock Purchase  Warrant with AJW Partners,  LLC, dated July 20,
          2004.

4.29 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated July 20, 2004.

4.30 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated July 20, 2004.

4.31 Common Stock Purchase Warrant with AJW Offshore, Ltd., dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.32 Common Stock Purchase Warrant with AJW Partners, LLC, dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.33 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.34 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.35 Secured Convertible Note with AJW Offshore, Ltd., dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.36 Secured Convertible Note with AJW Partners, LLC, dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.37 Secured Convertible Note with AJW Qualified Partners, LLC, dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.38 Secured Convertible Note with New Millennium Capital Partners II, LLC, dated December 17, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.39 Securities Purchase Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.40      Security  Agreement,  dated as of  December  17,  2004,  by and  among
          Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.41 Intellectual Property Security Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.42 Registration Rights Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.43 Guaranty and Pledge Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Michael Riley, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

4.44 Guaranty and Pledge Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Edward Litwak, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 23, 2004 and incorporated herein by reference.

10.1 Indemnification Agreement with Edward E. Litwak, filed as Exhibit 10.1 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.2 Indemnification Agreement with Carol Conners, filed as Exhibit 10.3 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.3 Indemnification Agreement with Michael Haynes, filed as Exhibit 10.4 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.4 Indemnification Agreement with Don Parson, filed as Exhibit 10.5 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.5 Indemnification Agreement with Dennis Murphy, filed as Exhibit 10.6 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.6 Indemnification Agreement with Edwin Ruh, filed as Exhibit 10.7 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.7 License Agreement with Jennifer Gucci, filed as Exhibit 10.8 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.8 License Agreement with Gemma Gucci, filed as Exhibit 10.9 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.9      Assignment  of License  Agreements  to Gemma  Global,  Inc.,  filed as
          Exhibit 10.10 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.10 Gemma Global, Inc. Assignment of License Agreements to Global International, Inc., filed as Exhibit 10.11 to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.11 Indemnification Agreement with Michael Riley, filed as Exhibit 10.15 to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

10.12 Employment Agreement with Ed Litwak, filed as Exhibit 10.16 to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

14.1 Code of Ethics, filed as Exhibit 14.1 to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

23.1      Consent of Independent Certified Public Accountants

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $47,655 and $20,081, respectively.

Tax Fees

     Russell Bedford Stefanou Mirchandani LLP did not bill the Company for tax related work during fiscal 2003 or 2002.

All Other Fees

     Russell Bedford Stefanou Mirchandani LLP did not bill the Company for any other services during fiscal 2003 or 2002.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                  PACIFICAP ENTERTAINMENT HOLDINGS, INC.


Dated:  April 20, 2005            By: /s/ EDWARD LITWAK
                                  ---------------------
                                  Edward Litwak
                                  Chief Executive Officer (Principal Executive
                                  Officer)

Dated:  April 20, 2005            By: /s/ EDWARD LITWAK
                                  ---------------------
                                  Edward Litwak
                                  Chief Financial Officer (Principal Financial
                                  Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                              DATE

/s/ EDWARD LITWAK         President, Chief Financial Officer      April 20, 2005
-----------------------   and Director
    Edward Litwak

/s/ MICHAEL RILEY         Chairman of the Board of Directors      April 20, 2005
-----------------------
    Michael Riley

/s/ DONALD PARSON         Director                                April 20, 2005
-----------------------
    Donald Parson

/s/ ROBERT STULMAN        Director                                April 20, 2005
-----------------------
    Robert Stulman