Form 10QSB
period 2005-03-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2005-05-23
CIK 1129284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

                       9150 Wilshire Boulevard, Suite 242
                         Beverly Hills, California 90212
                    (Address of principle executive offices)

                                 (310) 246-0090
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 54,276,501 shares issued and outstanding as of May 12, 2005.

                                                        INDEX

PART I      FINANCIAL INFORMATION

            ITEM 1       Financial Statements (unaudited)

                         Condensed Consolidated Balance Sheets -March 31, 2005
                         and December 31, 2004                                                            3

                         Condensed Consolidated Statements of Losses -Three
                         Months Ended March 31, 2005 and 2004 and for the
                         Period July 29, 1997 (Date of Inception) through
                         March 31, 2005                                                                   4

                         Condensed Consolidated Statements of Deficiency
                         in Stockholders' Equity for the Period July 29,
                         1997 (Date of Inception) through March 31, 2005                               5-16

                         Condensed Consolidated Statements of Cash Flows -
                         Three Months Ended March 31, 2005 and 2004 and for
                         the Period July 29, 1997 (Date of Inception)
                         through March 31, 2005                                                       17-18

                         Notes to Unaudited Condensed Consolidated
                         Financial Information - March 31, 2005                                       20-32

            ITEM 2       Plan of Operations                                                           33-36

            ITEM 3       Controls and Procedures                                                         37

PART II     OTHER INFORMATION

            ITEM 1       Legal proceedings                                                               38
            ITEM 2       Changes in securities and use of proceeds                                       38
            ITEM 3       Defaults upon senior securities                                                 38
            ITEM 4       Submission of matters to a vote of security holders                             38
            ITEM 5       Other information                                                               39
            ITEM 6       Exhibits                                                                        39

            SIGNATURES                                                                                   40


                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                (Unaudited)           (Audited)
                                                                               March 31, 2005     December 31, 2004
                                                                               ---------------      ---------------
Current assets:
Cash and cash equivalents                                                      $       28,774       $      269,715
                                                                               --------------       --------------
Total current assets                                                                   28,774              269,715

Property and equipment:
Office furniture, net of accumulated depreciation of $2,716 and $1,682 at March
31, 2005 and December 31, 2004, respectively                                           16,609                8,799

Other assets:

Prepaid interest                                                                      253,502              303,502

Financing Costs, net of accumulated amortization of
$114,304 and $63,637 at March 31, 2005 and December 31, 2004, respectively            371,986              422,653

Restricted cash (Note F)                                                                7,778              235,903

Other                                                                                   4,502                4,502
                                                                               --------------       --------------
Total other assets                                                                    637,768              966,560

Total assets                                                                   $      683,151       $    1,245,074
                                                                               ==============       ==============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                          $    1,087,975       $      989,556
Other accrued liabilities                                                             380,000              380,000
Notes payable , current portion (Note C)                                            1,118,165            1,131,165
Advances from related parties                                                         302,027              275,190
Other advances                                                                         45,000               45,000
                                                                               --------------       --------------
Total current liabilities                                                           2,933,167            2,820,911

Notes payable, long-term portion, net of debt discount
(Note B)                                                                              853,926              603,262
(Deficiency in) stockholders' equity: Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at March 31,
2005 and December 31, 2004 (Note D)                                                         -                    -
Common stock, par value, $0.001 per share;1,500,000,000 and 300,000,000 shares authorized at March 31, 2005 and December 31, 2004 respectively;
46,376,501 and 38,336,501 shares issued at March 31, 2005 and December 31, 2004,
respectively (Note D)                                                                  46,377               38,337
Additional paid-in-capital                                                         45,821,863           45,788,003
Deficit accumulated during development stage                                      (48,972,182)         (48,005,439)
                                                                               --------------       --------------
Total deficiency in stockholder's equity                                           (3,103,942)          (2,179,099)
                                                                               --------------       --------------
Total liabilities and deficiency in stockholder's equity                       $      683,151       $    1,245,074
                                                                               ==============       ==============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                  (Unaudited)

                             For the Period July 29,
                                                                                                1997 (Date of Inception)
                                                     For the Three Months Ended March 31,             to March 31,
                                                      2005                     2004                        2005
                                                 --------------           --------------               --------------
Costs and Expenses:
Selling, general and administrative              $     496,051            $     899,868                $  13,721,209
Acquisition of Pacificap Entertainment
Holdings, Inc.                                               -                        -                   29,160,000

Acquisition of Cineports.com, Inc.                           -                        -                    2,248,461
Impairment of film library                                   -                        -                      372,304
Impairment of investment                                     -                        -                       62,500
Depreciation                                             1,034                       85                      198,901
                                                 -------------            -------------                -------------
Total operating expenses                               497,085                  899,953                   45,763,375

Loss from operations                                  (497,085)                (899,953)                 (45,763,375)

Other income (expenses):
Other income (expenses)                                      -                        -                      114,758
Interest income (expenses)                            (469,658)                 (86,929)                  (2,755,352)
                                                 -------------            -------------                -------------
Total other income (expenses)                         (469,658)                 (86,929)                  (2,640,594)

Loss from continuing operations, before
income taxes and discontinued operations              (966,743)                (986,882)                 (48,403,969)
Provision for income taxes                                   -                        -                            -
                                                 -------------            -------------                -------------
Loss from continuing operations, before
discontinued operations                               (966,743)                (986,882)                 (48,403,969)
Loss from discontinued operations                            -                        -                     (352,905)
Income (loss) on disposal of
discontinued operations, net                                 -                        -                       78,974
                                                 -------------            -------------                -------------

Net loss                                         $    (966,743)           $    (986,882)               $ (48,677,900)
                                                 -------------            -------------                 ------------

Cumulative effect of accounting change                       -                        -                     (294,282)

Net loss applicable to common shares             $    (966,743)           $    (986,882)               $ (48,972,182)
                                                 =============            =============                =============

Loss per common share (basic and
assuming dilution)                               $       (0.02)           $       (0.04)               $       (8.67)
                                                 =============            =============                =============
Continuing operations                            $       (0.02)           $       (0.04)               $       (8.67)
                                                 =============            =============                =============
Discontinued operations                          $           -            $           -                $       (0.06)
                                                 =============            =============                =============


Weighted average shares outstanding                 41,957,057               22,518,449                    5,649,211
                                                 =============            =============                =============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                   (Unaudited)



                                                                                 Preferred   Stock    Common   Stock
                                                                                  Shares     Amount   Shares   Amount
                                                                                 ---------  -------- -------- --------
Shares issued at date of inception (July 29, 1997) to founders in exchange for
contribution of organization costs valued at $27.38 per shares, as restated              -  $      -      422  $     1

Net Loss                                                                                 -         -        -        -
Balance at December 31, 1997                                                             -  $      -      422  $     1
                                                                                ==========  ======== ======== ========
Shares issued December 22, 1998 to consultants in exchange for services
valued at $.054 per shares                                                               -         -   37,083       37
Shares issued December 22, 1998 to President in exchange for debt valued at
$.054 per shares                                                                         -         -  277,778      278
Operating expenses incurred by principal shareholder                                     -         -        -        -

Net loss                                                                                 -         -        -        -
                                                                                ----------  -------- -------- --------
Balance at December 31, 1998                                                             -  $      -  315,283 $    316
                                                                                ==========  ======== ======== ========
Shares issued on April 13, 1999 for cash in connection with private placement at
$30.08 per share                                                                         -         -      133        -
Shares issued on April 13, 1999 to consultants in exchange for services
valued at $30.00per share                                                                -         -    6,000        6
Shares issued May 28, 1999 in exchange for services valued at $.001 per share      855,000       855        -        -
Contribution of shares to treasury on September 30, 1999 by principal shareholder        -         -  (94,048)       -
Shares issued on November 12, 1999 for cash in connection with private placement
at $3.00 per share                                                                       -         -   33,333       33
Release of shares held in treasury and acquisition of Cavalcade of Sports
Network, Inc on December 16, 1999                                                        -         -   94,048        -
Operating expenses incurred by principal shareholder                                     -         -        -        -

Net Loss                                                                                 -         -        -        -
                                                                                ----------  -------- -------- --------
Balance at December 31, 1999                                                       855,000  $    855  354,749 $    355
                                                                                ==========  ======== ======== ========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                   (Unaudited)

                                                                                              Deficit
                                                                                              Accumulated
                                                                                  Additional  During
                                                                                   Paid       Development Treasury
                                                                                  in Capital  Stage        Stock    Total
                                                                                  ----------  ----------- --------- --------
Shares issued at date of inception (July 29, 1997) to founders in exchange for
contribution of organization costs valued at $27.38 per shares, as restated         $ 11,552 $       -   $       -  $ 11,553

Net Loss                                                                                   -         -           -         -
Balance at December 31, 1997                                                        $ 11,552         -   $       -  $ 11,553
                                                                                    ======== =========   =========  ========
Shares issued December 22, 1998 to consultants in exchange for services
valued at $.054 per shares                                                             1,965         -           -     2,002
Shares issued December 22, 1998 to President in exchange for debt valued at
$.054 per shares                                                                      14,722         -           -    15,000
Operating expenses incurred by principal shareholder                                   8,925         -           -     8,925

Net loss                                                                                   -  (212,773)          -  (212,773)
                                                                                    -------- ---------   ---------  --------
Balance at December 31, 1998                                                        $ 37,164  (212,773)  $       -  (175,293)
                                                                                    ======== =========   =========  ========
Shares issued on April 13, 1999 for cash in connection with private placement at
$30.08 per share                                                                       4,000         -           -     4,000
Shares issued on April 13, 1999 to consultants in exchange for services
valued at $30.00per share                                                            179,994         -           -   180,000
Shares issued May 28, 1999 in exchange for services valued at $.001 per share              -         -           -       855
Contribution of shares to treasury on September 30, 1999 by principal shareholder         94         -         (94)        -
Shares issued on November 12, 1999 for cash in connection with private placement
at $3.00 per share                                                                    99,967         -           -   100,000
Release of shares held in treasury and acquisition of Cavalcade of Sports
Network, Inc on December 16, 1999                                                    282,050         -          94   282,144
Operating expenses incurred by principal shareholder                                   6,000         -           -     6,000

Net Loss                                                                                   -  (438,045)          -  (438,045)
                                                                                    -------- ---------   ---------  --------
Balance at December 31, 1999                                                        $609,269  (650,818)          -   (40,339)
                                                                                    ======== =========   =========  ========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)


                                           Preferred     Stock        Common                     Additional Paid
                                            Shares        Amount      Shares      Stock Amount      in Capital
                                           ---------     -------      --------    ------------   ---------------
Balance Forward                               855,000   $    855      354,749     $      355      $    609,269
Shares issued in March 2000 in exchange
for debt at $37.50 per share                        -          -        2,060              2            77,245
Shares issued March 28, 2000 in
exchange for services at $37.50 pershare            -          -           70              -             2,625
Shares issued April 27, 2000 in
exchange for services at $37.50 per
share                                               -          -          250              -             9,375
Shares issued May 8, 2000 in exchange
for services at $37.50 per share                    -          -          417              1            15,624
Shares issued May 17, 2000 in exchange
for services at 37.50 per share                     -          -          833              1            31,249
Shares issued June 2000 in exchange for
debt at $37.59 per share                            -          -          133              -             5,000
Shares issued June 2000 in exchange for
services at $37.46 per share                        -          -          589              1            22,082
Shares issued July 25, 2000 in exchange
for debt at $37.88 per share                        -          -           33              -             1,250
Shares issued August 2000, in exchange
for services at $37.50 per share                    -          -        2,167              2            81,248
Conversion of preferred stock on
September 18, 2000                           (855,000)      (855)           -              -                 -
Shares issued October 13, 2000, in
exchange for services at $37.86 per
share                                               -          -           35              -             1,325
Shares issued October 30, 2000 in
exchange for services at $37.48 per
share                                               -          -          667              1            24,999
Shares issued November 9, 2000 in
exchange for services at $37.65 per
share                                               -          -           83              -             3,125
Shares issued December 1, 2000 in
exchange for services at $36.76 per
share                                               -          -           17              -               625
Operating expenses incurred by
principal shareholder                               -          -            -              -             6,000

Net Loss                                            -          -            -              -                 -
                                           ----------   -------- ------------     ----------      ------------
Balance at December 31, 2000                        -   $      -      362,103     $      363      $    891,041
                                           ==========   ======== ============     ==========      ============

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued) FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)


                                                                                           Deficit
                                                                                           Accumulated
                                                                                           During
                                                                                           Development Stage       Total
                                                                                           -----------------  --------------
Balance Forward                                                                                (650,818)            (40,339)
Shares issued in March 2000 in exchange for debt at $37.50 per share                                  -              77,247
Shares issued March 28, 2000 in exchange for services at $37.50 per share                             -               2,625
Shares issued April 27, 2000 in exchange for services at $37.50 per share                             -               9,375
Shares issued May 8, 2000 in exchange for services at $37.50 per share                                -              15,625
Shares issued May 17, 2000 in exchange for services at 37.50 per share                                -              31,250
Shares issued June 2000 in exchange for debt at $37.59 per share                                      -               5,000
Shares issued June 2000 in exchange for services at $37.46 per share                                  -              22,083
Shares issued July 25, 2000 in exchange for debt at $37.88 per share                                  -               1,250
Shares issued August 2000, in exchange for services at $37.50 per share                               -              81,250
Conversion of preferred stock on September 18, 2000                                                   -                (855)
Shares issued October 13, 2000, in exchange for services at $37.86 per share                          -               1,325
Shares issued October 30, 2000 in exchange for services at $37.48 per share                           -              25,000
Shares issued November 9, 2000 in exchange for services at $37.65 per share                           -               3,125
Shares issued December 1, 2000 in exchange for services at $36.76 per share                           -                 625
Operating expenses incurred by principal shareholder                                                  -               6,000

Net Loss                                                                                       (856,968)           (856,968)
                                                                                           ------------          ----------
Balance at December 31, 2000                                                               $ (1,507,786)         $ (616,382)
                                                                                           ============          ==========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)

                                                                                      Preferred   Stock      Common        Stock
                                                                                        Shares    Amount     Shares        Amount
                                                                                       -------- ----------- ---------- -------------
Balance Forward                                                                             -  $     -        362,103  $       363
Shares issued in January 2001, in exchange for services at $37.50 per share                 -        -          6,667            7
Shares issued in April 2001, in exchange for services at $37.50 per share                   -        -          4,000            4
Shares issued in April 2001, in exchange for advances from officers at $37.50 per share     -        -          3,333            3
Shares issued in  2001, in exchange for services at $37.50 per share                        -        -          2,500            3
Shares issued in  2001, in exchange for services at $37.50 per share                        -        -          1,000            1
Fractional shares                                                                           -        -             (5)           -
Shares canceled  in November 2001, for services that were not performed and
shares were previously issued in October 2001                                               -        -           (667)          (1)
Shares issued in December 2001, to board of directors members for
services at 37.50 per share                                                                 -        -          2,100            2
Operating expenses incurred by principal shareholder                                        -        -              -            -

Net loss                                                                                    -        -              -            -
                                                                                         ----  -------    -----------   ----------
Balance at December 31, 2001                                                                -  $     -        381,031   $      382
                                                                                         ====  =======    ===========   ==========

           See accompanying notes to consolidated financial statements


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)

                                                                                                           Deficit
                                                                                                           During
                                                                                         Additional Paid  Development    Accumulated
                                                                                           in Capital       Stage           Total
                                                                                          ------------- -------------- -------------
Balance Forward                                                                             $   891,041  $ (1,507,786)  $  (616,382)

Shares issued in January 2001, in exchange for services at $37.50 per share                     249,993             -       250,000
Shares issued in April 2001, in exchange for services at $37.50 per share                       149,996             -       150,000
Shares issued in April 2001, in exchange for advances from officers at $37.50 per share         124,997                     125,000
Shares issued in  2001, in exchange for services at $37.50 per share                             93,747             -        93,750
Shares issued in  2001, in exchange for services at $37.50 per share                             37,499             -        37,500
Fractional shares                                                                                     -             -             -
Shares canceled  in November 2001, for services that were not performed and
shares were previously issued in October 2001                                                   (24,999)            -       (25,000)
Shares issued in December 2001, to board of directors members for
services at 37.50 per share                                                                      78,748             -        78,750
Operating expenses incurred by principal shareholder                                              6,000             -         6,000

Net loss                                                                                              -    (1,257,584)   (1,257,584)
                                                                                            -----------  ------------   -----------
Balance at December 31, 2001                                                                $ 1,607,022  $ (2,765,370)  $(1,157,966)
                                                                                            ===========  ============   ===========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)


                                                                Preferred    Stock       Common     Stock
                                                                 Shares      Amount      Shares     Amount
                                                                ---------- ----------- ----------- ----------
Balance Forward                                                         -  $        -     381,031  $     382
Shares issued in January 2002, in exchange for investment at
$37.50 per share                                                        -           -       1,667          2
Shares issued in March 2002, in exchange for services at
$37.50 per share                                                        -           -       8,333          8
Shares issued in June 2002, in exchange for services at
approximately $40.15 per share                                          -           -      18,890         19
Shares issued in June 2002, in exchange for debts at $37.50
per share                                                               -           -       2,667          2
Shares issued in July 2002, in exchange for services at
$10.84 per share                                                        -           -         717          1
Shares issued in July 2002, in connection with acquisition of
Cineports.com, Inc. at approximately $7.50 per share (Note B)           -           -     159,653        160
Shares issued in August 2002, in exchange for services at
approximately $10.84 per share                                          -           -       2,133          2
Shares issued in September 2002, in exchange for services at
approximately $10.84 per share                                          -           -      10,000         10
Shares issued in October 2002, in exchange for services at
approximately $11.69 per share                                          -           -       4,000          4
Shares issued in October 2002 for cash in connection with
private placement at $6.94 per share                                    -           -      18,018         18
Shares issued in October 2002, in exchange for interest at
approximately $11.68 per share                                          -           -         507          -
Shares issued in November 2002, in exchange for services at
approximately $8.70 per share                                           -           -       1,667          2
Shares issued in November 2002 for cash in connection with
private placement at $10.20 per share                                   -           -       1,000          1
Shares issued in November 2002 for cash in connection with
private placement at $7.50 per share                                    -           -       4,000          4
Shares issued in November 2002, in exchange for debts at
$37.49 per share                                                        -           -         867          1
Shares issued in November 2002, in exchange for interest at
$37.56 per share                                                        -           -         217          -
Shares issued in December 2002, in exchange for services at
approximately $12.26 per share                                          -           -       9,333          9
Warrants issued in connection with acquisition of Cineports
(Note B)                                                                -           -           -          -
Options issued in exchange for services rendered (Note H)               -           -           -          -

Net loss                                                                -           -           -          -
                                                                ---------  ----------  ----------  ---------
Balance at December 31, 2002                                            -  $        -     624,700  $     625
                                                                =========  ==========  ==========  =========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)
                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional       During
                                                                          Paid in      Development
                                                                          Capital         Stage           Total
                                                                      -------------- ---------------  -------------
Balance Forward                                                       $   1,607,022  $   (2,765,370)  $ (1,157,966)
Shares issued in January 2002, in exchange for investment at
$37.50 per share                                                             62,498               -         62,500
Shares issued in March 2002, in exchange for services at
$37.50 per share                                                            312,492               -        312,500
Shares issued in June 2002, in exchange for services at
approximately $40.15 per share                                              758,356               -        758,375
Shares issued in June 2002, in exchange for debts at $37.50
per share                                                                    99,998               -        100,000
Shares issued in July 2002, in exchange for services at
$10.84 per share                                                              7,769               -          7,770
Shares issued in July 2002, in connection with acquisition of
Cineports.com, Inc. at approximately $7.50 per share (Note B)             1,197,237               -      1,197,397
Shares issued in August 2002, in exchange for services at
approximately $10.84 per share                                               23,127               -         23,129
Shares issued in September 2002, in exchange for services at
approximately $10.84 per share                                              108,410               -        108,420
Shares issued in October 2002, in exchange for services at
approximately $11.69 per share                                               46,736               -         46,740
Shares issued in October 2002 for cash in connection with
private placement at $6.94 per share                                        124,982               -        125,000
Shares issued in October 2002, in exchange for interest at
approximately $11.68 per share                                                5,920               -          5,920
Shares issued in November 2002, in exchange for services at
approximately $8.70 per share                                                14,498               -         14,500
Shares issued in November 2002 for cash in connection with
private placement at $10.20 per share                                        10,199               -         10,200
Shares issued in November 2002 for cash in connection with
private placement at $7.50 per share                                         29,996               -         30,000
Shares issued in November 2002, in exchange for debts at
$37.49 per share                                                             32,499               -         32,500
Shares issued in November 2002, in exchange for interest at
$37.56 per share                                                              8,150               -          8,150
Shares issued in December 2002, in exchange for services at
approximately $12.26 per share                                              114,371               -        114,380
Warrants issued in connection with acquisition of Cineports
(Note B)                                                                  1,051,065               -      1,051,065

Options issued in exchange for services rendered (Note H)                   661,365               -        661,365

Net loss                                                                          -      (5,210,614)    (5,210,614)
                                                                      -------------  --------------   ------------
Balance at December 31, 2002                                          $   6,276,690  $   (7,975,984)  $ (1,698,669)
                                                                      =============  ==============   ============

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)


                                                                               Preferred    Share       Common       Share
                                                                                 Shares     Amount      Shares       Amount
                                                                               ----------- ---------- ------------ ----------
Balance forward                                                                         -  $       -      624,700  $     625
Shares issued in January 2003 in exchange for services at approximately
$4.63 per share                                                                         -          -       56,300         56
Shares issued in February 2003 in exchange for services at $2.10 per share              -          -       36,683         37
Shares issued in February 2003 for cash in connection with private placement
at $1.20 per share                                                                      -          -        6,667          6
Shares issued in February 2003 in exchange for services at $1.50 per share              -          -        6,667          6
Shares issued in April, 2003 in exchange for services at $.90 per share                 -          -       14,000         14
Shares issued in April 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                          -          -       22,222         22
Shares issued in April 2003 in exchange for financing expenses at $.90 per
share                                                                                   -          -       22,960         23
Shares issued in April 2003 for cash in connection with private placement at
$1.20 per share                                                                         -          -        4,333          4
Shares issued in May 2003 in exchange for financing expenses at $1.65 per
share                                                                                   -          -        2,591          3
Shares issued in May 2003 in exchange for services at $1.50 per share                   -          -       17,667         18
Shares issued in May 2003 for cash in connection with private placement at
$.90 per share                                                                          -          -       16,667         17
Shares issued in May 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                          -          -       22,167         22
Shares issued in July 2003 in exchange for services at $2.10 per share                  -          -       13,850         14
Shares issued in July 2003 in exchange for debts at $.70 per share                      -          -       14,334         14
Shares issued in July 2003 in exchange for financing expenses at $3.60 per
share                                                                                   -          -       37,487         38
Shares issued in August 2003 in exchange for services at $3.14 per share                -          -       37,667         38
Shares issued in August 2003 in exchange for debts at $.81 per share                    -          -       43,667         44
Shares issued in September 2003 in exchange for services at $1.80 per share             -          -      264,916        265
Fractional shares issued in September 2003 due to rounding resulted from
reverse stock split                                                                     -          -        1,210          1
Shares issued in October 2003 in exchange for financing expenses at $2.00
per share                                                                               -          -       50,000         50
Shares issued in October 2003 in exchange for services at $1.59 per share               -          -    2,405,000      2,405
Shares issued in November 2003 in exchange for services at $1.18 per share              -          -       43,000         43
Shares issued in November 2003 in exchange for interest expenses at $1.25
per share                                                                               -          -       10,000         10
Shares issued in November 2003 in exchange for financing expenses at $1.75
per share                                                                               -          -       14,000         14
Shares issued in December 2003 in exchange for services at $1.28 per share              -          -       29,500         29
Shares issued in connection with acquisition of Pacificap (Note B)                      -          -   18,000,000     18,000

Net loss                                                                                -          -            -          -
                                                                               ----------  ---------  -----------  ---------
Balance at December 31, 2003                                                            -  $       -   21,818,255  $  21,818
                                                                               ==========  =========  ===========  =========

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                   (FORMERLY CAVALCADE OF SPORTS MEDIA, INC.)
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)
                                                                                               Deficit
                                                                                              Accumulated
                                                                               Additional       during
                                                                                Paid in       Development
                                                                                Capital          Stage          Total
                                                                             --------------- --------------  ------------
Balance forward                                                              $    6,276,690  $  (7,975,984)  $(1,698,669)
Shares issued in January 2003 in exchange for services at approximately
$4.63 per share                                                                     260,434              -       260,490
Shares issued in February 2003 in exchange for services at $2.10 per share           77,000              -        77,037
Shares issued in February 2003 for cash in connection with private placement
at $1.20 per share                                                                    7,994              -         8,000
Shares issued in February 2003 in exchange for services at $1.50 per share            9,994              -        10,000
Shares issued in April, 2003 in exchange for services at $.90 per share              12,586              -        12,600
Shares issued in April 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                       19,978              -        20,000
Shares issued in April 2003 in exchange for financing expenses at $.90 per
share                                                                                20,641              -        20,664
Shares issued in April 2003 for cash in connection with private placement at
$1.20 per share                                                                       4,996              -         5,000
Shares issued in May 2003 in exchange for financing expenses at $1.65 per
share                                                                                 4,272              -         4,275
Shares issued in May 2003 in exchange for services at $1.50 per share                25,882              -        25,900
Shares issued in May 2003 for cash in connection with private placement at
$.90 per share                                                                       14,983              -        15,000
Shares issued in May 2003 in exchange for expenses paid by shareholders at
$.90 per share                                                                       19,978              -        20,000
Shares issued in July 2003 in exchange for services at $2.10 per share               29,006              -        29,020
Shares issued in July 2003 in exchange for debts at $.70 per share                    9,986              -        10,000
Shares issued in July 2003 in exchange for financing expenses at $3.60 per
share                                                                               134,915              -       134,953
Shares issued in August 2003 in exchange for services at $3.14 per share            117,762              -       117,800
Shares issued in August 2003 in exchange for debts at $.81 per share                 35,456              -        35,500
Shares issued in September 2003 in exchange for services at $1.80 per share         280,085              -       280,350
Fractional shares issued in September 2003 due to rounding resulted from
reverse stock split                                                                      (1)             -             -
Shares issued in October 2003 in exchange for financing expenses at $2.00
per share                                                                            99,950              -       100,000
Shares issued in October 2003 in exchange for services at $1.59 per share         3,826,895              -     3,829,300
Shares issued in November 2003 in exchange for services at $1.18 per share           50,707              -        50,750
Shares issued in November 2003 in exchange for interest expenses at $1.25
per share                                                                            12,490              -        12,500
Shares issued in November 2003 in exchange for financing expenses at $1.75
per share                                                                            24,486              -        24,500
Shares issued in December 2003 in exchange for services at $1.28 per share           37,871              -        37,900
Shares issued in connection with acquisition of Pacificap (Note B)               29,142,000              -    29,160,000

Net loss                                                                                  -    (35,405,841)  (35,405,841)
                                                                             --------------  -------------   -----------
Balance at December 31, 2003                                                 $   40,557,036  $( 43,381,825)  $(2,802,971)

           See accompanying notes to consolidated financial statements

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)




                                                                             Preferred   Share       Common       Share
                                                                              Shares     Amount      Shares       Amount
                                                                             ---------- ---------- ------------ ------------
Balance forward
                                                                                     -  $           21,818,255  $    21,818
Shares issued in January 2004 in exchange for accrued interest at
approximately $1.01 per share                                                        -          -      145,166          145
Shares issued in January 2004 in exchange for services at approximately
$1.01 per share                                                                                        125,000          125

Shares issued in February 2004 in exchange for services at $0.66 per share           -          -      537,886          538
Shares issued in February 2004 in exchange for expenses paid by
shareholders at $0.66 per share                                                      -          -      150,000          150

Shares issued in March 2004 in exchange for services at $0.52 per share              -          -      293,250          293
Shares issued in April 2004 in exchange for services at approximately
$0.40 per share                                                                      -          -      615,000          615
Shares issued in May 2004 in exchange for services at approximately $0.25
per share                                                                            -          -      770,000          770
Shares issued in May 2004 in exchange for interest expense at
approximately $0.30 per share                                                        -          -       10,000           10
Shares issued in July, 2004 in exchange for interest expense at
approximately $0.28 per share                                                        -          -       44,275           45
Shares issued in July 2004 in exchange for services at approximately $0.27
per share                                                                            -          -    1,388,538        1,389
Shares issued in July 2004 in exchange for convertible notes payable at
approximately $0.07 per share                                                        -          -    1,100,000        1,100
Shares issued in August 2004 in exchange for services at approximately
$0.02 per share                                                                      -          -      250,000          250
Shares issued in September 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                     -          -    1,100,000        1,100
Shares issued in October 2004 in exchange for convertible notes payable at
approximately $0.01 per share                                                        -          -    1,100,000        1,100
Shares issued in November 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                     -          -    1,100,000        1,100
Shares issued in December 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                     -          -    2,200,000        2,200
Shares issued in December 2004 in exchange for services at approximately
$0.02 per share                                                                      -          -      810,000          810
Shares issued in December 2004 in exchange for interest expense at
approximately $0.02 per share                                                        -          -      197,025          197
Shares issued in December 2004 in exchange for acquisition costs at
approximately $0.02 per share                                                        -          -    4,582,106        4,582
Beneficial conversion feature of convertible notes payable (Note E)                  -          -            -            -
Value of warrants attached to convertible debentures (Note E)                        -          -            -            -

Net loss                                                                             -          -            -            -
                                                                             ---------  ---------  -----------  -----------
Balance at December 31, 2004                                                         -  $           38,336,501  $    38,337
                                                                             ---------  ---------  -----------  -----------
           See accompanying notes to consolidated financial statements


                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
   FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                Additional       during
                                                                                 Paid in       Development
                                                                                 Capital          Stage         Total
                                                                                ------------- -------------- ------------
Balance forward                                                                   40,557,036  $(43,381,825)  $(2,802,971)
Shares issued in January 2004 in exchange for accrued interest at
approximately $1.01 per share                                                        146,473              -      146,617
Shares issued in January 2004 in exchange for services at approximately
$1.01 per share                                                                      126,125                     126,250

Shares issued in February 2004 in exchange for services at $0.66 per share           325,828              -      326,366
Shares issued in February 2004 in exchange for expenses paid by
shareholders at $0.66 per share                                                      127,350              -      127,500

Shares issued in March 2004 in exchange for services at $0.52 per share              151,637              -      151,930
Shares issued in April 2004 in exchange for services at approximately
$0.40 per share                                                                      243,635              -      244,250
Shares issued in May 2004 in exchange for services at approximately $0.25
per share                                                                            194,980              -      195,750
Shares issued in May 2004 in exchange for interest expense at
approximately $0.30 per share                                                          2,990              -        3,000
Shares issued in July, 2004 in exchange for interest expense at
approximately $0.28 per share                                                         12,354              -       12,400
Shares issued in July 2004 in exchange for services at approximately $0.27
per share                                                                            372,400              -      373,789
Shares issued in July 2004 in exchange for convertible notes payable at
approximately $0.07 per share                                                         75,900              -       77,000
Shares issued in August 2004 in exchange for services at approximately
$0.02 per share                                                                        4,750              -        5,000
Shares issued in September 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                       6,490              -        7,590
Shares issued in October 2004 in exchange for convertible notes payable at
approximately $0.01 per share                                                          4,950              -        6,050
Shares issued in November 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                       4,730              -        5,830
Shares issued in December 2004 in exchange for convertible notes payable
at approximately $0.01 per share                                                      13,750              -       15,950
Shares issued in December 2004 in exchange for services at approximately
$0.02 per share                                                                       15,390              -       16,200
Shares issued in December 2004 in exchange for interest expense at
approximately $0.02 per share                                                          3,742              -        3,939
Shares issued in December 2004 in exchange for acquisition costs at
approximately $0.02 per share                                                         87,060              -       91,642
Beneficial conversion feature of convertible notes payable (Note E)                2,817,018              -    2,817,018
Value of warrants attached to convertible debentures (Note E)                        493,415              -      493,415

Net loss                                                                                   -     (4,623,614)  (4,623,614)

Balance at December 31, 2004                                                      45,788,003  $ (48,005,439) $(2,179,099)
                                                                                ------------  -------------  -----------

           See accompanying notes to consolidated financial statements



                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)




                                                                Preferred    Share     Common        Share
                                                                  Shares     Amount     Shares       Amount
                                                                ---------- --------- ------------ ------------
Balance forward                                                          - $         38,336,501   $    38,337
Shares issued in January 2005 in exchange for convertible
notes payable at approximately $0.01 per share                           -        -   2,200,000         2,200

Shares issued in February 2005 in exchange for convertible
notes payable at approximately $0.01 per share                           -        -   3,300,000         3,300

Shares issued in March 2005 in exchange for convertible
notes payable at approximately $0.01 per share                           -        -   2,200,000         2,200

Shares issued in March 2005 in exchange for services at
$0.01 per share                                                          -        -     340,000           340

Net loss                                                                 -        -           -             -
                                                                ---------- --------  ----------   -----------
Balance at March 31, 2005                                                - $         46,376,501   $    46,377
                                                                ========== ========  ==========   ===========

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
     FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                  (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                  Additional       during
                                                                                   Paid in       Development
                                                                                   Capital          Stage          Total
                                                                                 -----------   --------------   ------------
Balance forward                                                                    5,788,003     $(48,005,439)   $(2,179,099)
Shares issued in January 2005 in exchange for convertible
notes payable at approximately $0.01 per share                                         9,900                -         12,100

Shares issued in February 2005 in exchange for convertible
notes payable at approximately $0.01 per share                                        13,200                -         16,500

Shares issued in March 2005 in exchange for convertible notes payable at
approximately $0.01 per share                                                          7,700                           9,900

Shares issued in March 2005 in exchange for services at $0.01 per share                3,060                -          3,400

Net loss                                                                                   -         (966,743)      (966,743)
                                                                                 -----------     ------------    -----------
Balance at March 31, 2005                                                         45,821,863     $(48,972,182)   $(3,103,942)
                                                                                 ===========     ============    ===========

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For The Three Months Ended March 31,          For the Period July 29,
                                                                                                         1997(Date of Inception) to
                                                                       2005                 2004               March 31, 2005
                                                                       ----                 ----             -----------------
Cash flows from operating activities:
Net loss for the period from continuing operations              $     (966,743)      $    (986,882)         $      (48,698,251)

Loss from discontinued operations                                            -                   -                    (352,905)

Disposal of business segment, net                                            -                   -                      78,974

Adjustments to reconcile net losses to net cash (used in) operating activities:

Cumulative effect of accounting change                                       -                   -                     294,282

Depreciation                                                             1,034                  85                     198,901

Organization and acquisition costs expensed                                  -                   -                      11,553

Common stock issued in exchange for services                             3,400             604,546                   8,530,733

Common stock issued in exchange for previously incurred
debt                                                                         -                   -                     233,498

Common stock issued in exchange for interest                                 -                   -                      45,906

Common stock issued in exchange for expenses paid by
shareholders                                                                 -             127,500                     192,500

Common stock issued in connections with acquisition of
Pacificap                                                                    -                   -                  29,160,000

Common stock issued in connection with acquisition of
Battleship VFX, Inc.                                                         -                   -                      91,642

Common stock issued in exchange for financing expenses                       -                   -                     284,392

Common stock issued in connection with acquisition of
Cineports                                                                    -                   -                   1,197,396

Warrants issued in connection with acquisition of
Cineports                                                                    -                   -                   1,051,065

Stock options issued in exchange for services rendered                       -                   -                     661,365

Preferred stock issued in exchange for services                              -                   -                         855

Conversion of preferred stock                                                -                   -                        (855)

Reverse of notes payable liability in dispute                                -                   -                      15,280

Amortization and write-off of debt discount -
beneficial conversion feature of convertible notes
payable                                                                247,387                   -                   1,019,006

Amortization and write-off of debt discount - value of
warrants attached to convertible notes payable                          41,778                   -                     190,994

Amortization of financing costs                                         50,667                   -                     114,304

Amortization of prepaid interest                                        50,000                   -                     146,498

Impairment of film library                                                   -                   -                     372,304

Write-off of  acquired asset                                                 -                   -                       5,000

Write-off of  un-collectable other receivable                                -                   -                      30,000

Debt forgiveness from creditors                                              -                   -                    (139,992)

Write-off of capitalized production costs                                    -                   -                     150,273

Write off of other investment previously paid with
common stock                                                                 -                   -                      62,500

Expenses paid by principal shareholders                                      -                   -                     117,015

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                                                                                                          For the Period July 29,
                                                                                                          1997(Date of Inception)
                                                                For The Three Months Ended March 31,                 to
                                                                       2005                 2004              March 31, 2005
                                                                ---------------      --------------           --------------
(Increase) decrease in:
Prepaid expenses                                                             -                   -                   (4,502)
Other receivable                                                             -                   -                  (30,000)
Restricted cash                                                        228,125                   -                   (7,778)
Increase (decrease)  in:
Cash disbursed in excess of available funds                                  -              31,361                        -
Accounts payable and accrued expenses, net                              98,419             128,514                1,145,005
                                                                --------------       -------------            -------------
Net cash (used in) operating activities                               (245,933)            (94,876)              (3,833,042)

Cash flows from investing activities:
Acquisition of film library and footage production costs                     -                   -                 (183,080)
Acquisition of office furniture                                         (8,844)                  -                  (19,325)
Cash acquired in connection with acquisition                                 -                   -                   35,207
                                                                --------------       -------------            -------------
Net cash (used in) investing activities                                 (8,844)                  -                 (167,198)
Cash flows from financing activities:
Advances from related parties, net of repayments                        26,836               9,614                  257,438
Other advances, net                                                          -                   -                   45,000
Proceeds from issuance of notes payable, net of
repayments                                                             (13,000)             84,200                1,240,665
Proceeds from issuance of long-term convertible debt,
net of costs and fees                                                        -                   -                2,513,711
Payment(s) on long-term convertible debt                                     -                   -                 (300,000)
Proceeds from issuance of common stock                                       -                   -                  272,200
                                                                --------------       -------------            -------------
Net cash provided by financing activities                               13,836              93,814                4,029,014

Net increase (decrease) in cash and equivalents                       (240,941)             (1,062)                  28,774
Cash and cash equivalents at the beginning of the period               269,715               1,062                        -
                                                                --------------       -------------            -------------
Cash and cash equivalents at the end of the period              $       28,774       $           -            $      28,774
                                                                ==============       =============            =============
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                        $            -       $           -            $           -
Cash paid during the period for taxes                                        -                   -                        -
Common stock issued in exchange for services                             3,400             604,546                8,530,733
Common stock issued in exchange for previously incurred
debt                                                                         -                   -                  233,498
Common stock issued in exchange for interest expense                         -                   -                   45,906
Common stock issued in exchange for accrued interest                         -             146,617                  146,617
Common stock issued in exchange for expenses paid by
shareholders                                                                 -             127,500                  192,500
Common stock issued in connections with acquisition of
Pacificap                                                                    -                   -               29,160,000
Common stock issued in connection with acquisition of
Battleship VFX, Inc.                                                         -                   -                   91,642

Common stock issued in exchange for financing expenses                       -                   -                  284,392

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                      PACIFICAP ENTERTAINMENT HOLDINGS, INC
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                                                                                                         For the Period July 29,
                                                                                                        1997(Date of Inception)
                                                                For The Three Months Ended March 31,               to
                                                                      2005                 2004                March 31, 2005
                                                                 --------------      --------------           --------------
Common stock issued in connection with acquisition of
Cineports                                                                    -                   -                1,197,396
Warrants issued in connection with acquisition of
Cineports                                                                    -                   -                1,051,065
Stock options issued in exchange for services rendered                       -                   -                  661,365
Preferred stock issued in exchange for services                              -                   -                      855
Conversion of preferred stock                                                -                   -                     (855)
Write off of  acquired asset                                                 -                   -                    5,000
Write off of  un-collectable other receivable                                -                   -                   30,000
Debt forgiveness from creditors                                              -                   -                 (139,992)
Write off of capitalized production costs                                    -                   -                  150,273
Write off of other investment previously paid with
common stock                                                                 -                   -                   62,500
Impairment of film library                                                   -                   -                  372,304
Expenses paid by principal shareholders                                      -                   -                  117,015
Common stock issued in exchange for shareholder advances                     -                   -                   45,500
Beneficial conversion feature of convertible notes
payable (Note B)                                                             -                   -                2,817,018
Value of warrants attached to convertible notes payable
(Note B)                                                                     -                   -                  493,415
Amortization and writ-off of debt discount - beneficial
conversion feature of convertible notes payable (Note B)               247,387                   -                1,019,006
Amortization and write-off of debt discount - value of
warrants attached to convertible notes payable (Note B)                 41,778                   -                  190,994
Capitalized financing costs in connection with issuance
of long-term convertible notes payable                                       -                   -                  486,290
Prepaid interest expense in connection with issuance of
long-term convertible notes payable                                          -                   -                  400,000
Common Stock issued in exchange
for convertible debenture  (Note B)                                     38,500                   -                  145,640
Acquisition:
Assets acquired                                                              -                   -                  379,704
Goodwill                                                                     -                   -                  490,467
Liabilities assumed                                                          -                   -                 (588,027)
Common stock issued                                                          -                   -                 (282,144)
                                                                 -------------       -------------            -------------
Net cash paid for acquisition                                    $           -       $           -            $           -
                                                                 =============       =============            =============

Liabilities disposed of in disposition of business, net          $           -       $           -            $      79,374
Net cash received in disposition of business                     $           -       $           -            $           -
                                                                 =============       =============            =============
Acquisition of Pacificap:
Assets acquired                                                              -                   -                        -
Liabilities assumed                                                          -                   -                        -
Acquisition costs                                                            -                   -               29,160,000
Common stock issued                                                          -                   -              (29,160,000)
                                                                 -------------       -------------            -------------
Net cash paid for acquisition                                    $           -       $           -            $           -
                                                                 =============       =============            =============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the "Company") is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005, the Company has accumulated losses of $48,972,182.

The consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and will adopt the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005.
                                       22

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2005 and December 31, 2004 is as follows:

                                                                                March 31, 2005      December 31, 2004

                                                                                --------------      -----------------


Convertible notes payable ("Convertible Notes"); interest rate 10% per annum; due two years from the date of the note; noteholder has the option to convert unpaid note principal the Company's common stock at the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The
Company granted the noteholder a security interest in substantially all of the Company's assets and intellectual property and registration
rights.                                                                         $ 1,554,360              $ 1,592,860

Debt Discount - beneficial conversion feature, net of accumulated amortization and accumulated write-off (upon repayment) of $566,296 and $344,875, respectively, at March 31, 2005; and $416,224 and
$341,051, respectively, at December 31, 2004.                                      (783,964)                (937,859)

Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and accumulated write-off (upon repayment)
of $101,254 and $71,613, respectively, at March 31, 2005; and $75,984
and $70,819, respectively, at December 31, 2004.                                   (131,994)                (158,061)
                                                                                ------------             ------------
  Subtotal                                                                      $   638,402              $   496,940

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

  (Continued)                                                                   March 31, 2005        December 31, 2004
                                                                                ------------             ------------

Convertible notes payable ("Second Convertible Notes"); interest rate
10% per annum (default interest 15% per annum); due three years from the date of the note; noteholder has the option to convert unpaid note principal the Company's common stock at the lower of (i) $0.02 or (ii)
60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the noteholder a security interest in substantially all of the Company's assets and
intellectual property and registration rights.                                  $ 1,400,000              $ 1,400,000

Debt Discount - beneficial conversion feature, net of accumulated amortization of $107,833 and $14,343 at March 31, 2005 and December
31, 2004, respectively.                                                          (1,014,049)              (1,107,539)

Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $18,124 and $2,411 at March 31, 2005
and December 31, 2004, respectively.                                               (170,427)                (186,139)
                                                                                ------------             ------------
  Subtotal                                                                      $   215,524              $   106,322
                                                                                ------------             ------------
  Total                                                                             853,926                  603,262
                                                                                          -                        -
  Less: current portion

  Long term portion                                                             $   853,926              $   603,262
                                                                                ============             ============

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

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

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $175,343 and $0 for the period ended March 31, 2005 and 2004, respectively. As December 31, 2004, the Company has repaid to note holders $300,000 of principal amount in cash, and the note holders have agreed to convert a portion of the principal amount into an aggregate of 6,600,000 shares of the Company's common stock, valued at $107,140. In connection with the repayment and conversion of notes payable, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $341,051 and $70,819, respectively, as of December 31, 2004. During the three month period ended March 31, 2005, the note holders have agreed to convert additional principal amount into an aggregate of 7,700,000 shares of the Company's common stock, valued at $38,500. In connection with the conversion of notes payable during the three-month period ended March 31, 2005, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $3,824 and $794, respectively,

Second Convertible Note

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Second Convertible Note (Continued)

On December 17, 2004, the Company  issued to the investors a Second  Convertible
Note in the amount of $1,400,000, and the investors are obligated to provide the Company with additional $1,400,000 of cash in exchange for two other convertible promissory notes in the amount of $700,000 each. As of December 31, 2004, the Company issued to the investors Second Convertible Notes in a total amount of $1,400,000 in exchange for proceeds of $1,157,146, net of related fees and costs of $242,854. The proceeds were deposited directly into an escrow account pursuant to an Escrow Agreement the Company agreed with (Note F). Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants. The registration statment was not filed with the Securities and Exchange Commission until May 2005. At March 31, 2005, the Company was deemed in default under the terms of the Agreement and accordingly had accrued interest at the Default Interest Rate of 15% per annum

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Second Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,121,883 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Second Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Second Convertible Note's maturity period (three years) as interest expense.

In connection with the placement of the Second Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,400,000 shares of the Company's common stock at $0.02per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task
Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $188,550 to additional paid-in capital and a discount against the Second Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.50%, a dividend yield of 0%, and volatility of 107%. The debt discount attributed to the value of the warrants issued is amortized over the Second Convertible Note's maturity period (three years) as interest expense.

The Company amortized the Second Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $109,204 and $0 for the period ended March 31, 2005 and 2004, respectively.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2005 and December 31, 2004 are as follows:

                                                                                March 31, 2005        December 31, 2004
                                                                                ----------------      -----------------
12 %  convertible  subordinated  payable,  unsecured  and due December 31, 2000;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness  of the  registration  of the  Company's  common  stock  under the
Securities  Act of 1933 at a rate of $1.25 per  share.  In the event the  unpaid principal  amount of the notes,  together with any accrued and unpaid  interest, are not converted,  or paid in full by December 31, 2000, then interest  accrues at 18% per annum until paid in full.  The Company is in default  under the terms
of the Note Agreements.                                                            $  467,000             $  467,000

12 %  convertible  subordinated  payable,  unsecured  and due December 31, 2001;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness  of the  registration  of the  Company's  common  stock  under the
Securities  Act of 1933 at a rate of $1.25 per  share.  In the event the  unpaid principal  amount of the notes,  together with any accrued and unpaid  interest, are not converted,  or paid in full by December 31, 2001, then interest  accrues at 18% per annum until paid in full.  The Company is in default  under the terms
of the Note Agreements.                                                               342,500                342,500

12 %  convertible  subordinated  payable,  unsecured  and due December 31, 2002;
Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock thirty (30) days following the effectiveness  of the  registration  of the  Company's  common  stock  under the
Securities  Act of 1933 at a rate of $1.25 per  share.  In the event the  unpaid principal  amount of the notes,  together with any accrued and unpaid  interest, are not converted,  or paid in full by December 31, 2002, then interest  accrues at 18% per annum until paid in full.  The Company is in default  under the terms
of the Note Agreements.                                                                31,250                 31,250


Note payable on demand to accredited investor; interest  payable monthly
at 18% per annum; unsecured; guaranteed by the Company's President                     52,415                 52,415

Note payable on demand to accredited investor; interest  payable monthly
at 18% per annum; unsecured; guaranteed by the Company's President                    100,000                100,000

Note payable in monthly installments of interest only at 4% per
annum; guaranteed by Company shareholder; maturity date of the loan is                      -                 13,000
July 28, 2005.

Note payable on demand to an investor; interest  payable monthly at 10%
per annum; unsecured                                                                   75,000                 75,000

Note payable on demand to an investor; interest  payable monthly at 10%
per annum; unsecured                                                                   50,000                50,0000
                                                                                   -----------            -----------
                                                                                    1,118,165              1,131,165
                                                                                   (1,118,165)            (1,131,165)
                                                                                   -----------            -----------
Less: current portion                                                              $        -             $        -
                                                                                   ===========            ===========

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2005 and December 31, 2004, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. On February 9, 2005, the Company's board of directors and shareholders approved to increase the authorized common shares from 300,000,000 shares to 1,500,000,000 shares, par value remains the same. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has and 46,376,501 and 38,336,501 shares of common stock issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.

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

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE D - CAPITAL STOCK (Continued)

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

In April 2003, the Company issued an aggregate of 14,000 shares of common stock to consultants for services in the amount of $12,600. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 4,333 shares of common stock in exchange for $5,000 net of costs and fees. The Company also issued an aggregate of 22,222 shares of common stock to shareholders in exchange for operating expenses of $20,000 previously paid by the shareholders. NOTE D - CAPITAL STOCK (Continued)

In May 2003, the Company issued an aggregate of 17,667 shares of common stock to consultants for services in the amount of $25,900. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 16,667 shares of common stock in exchange for $15,000 net of costs and fees. The Company also issued an aggregate of 22,167 shares of common stock to shareholders in exchange for operating expenses of $20,000 previously paid by the shareholders.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

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

The Company also issued an aggregate of 18,000,000 shares of its common stock pursuant to a Plan and Agreement of Reorganization ("Plan") with Pacificap Entertainment Holdings, Inc. ("Pacificap"). The Company accounted the shares issued at the fair market value at the date of acquisition, which approximately $29,160,000. The Company charged the acquisition costs of $29,160,000 to operations for the year ended December 31, 2003 and the Company changed its name to Pacificap Entertainment Holdings, Inc. subsequent to the acquisition.

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of common stock to its note holders in exchange for financing expenses of $284,392.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE D - CAPITAL STOCK (Continued)

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

In July 2004, the Company issued an aggregate of 1,388,538 shares of common stock to consultants in exchange for services in the amount of $373,789. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 44,275 shares of common stock to a noteholder in exchange for interest expense of $12,400. Additionally, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible notes payable of $77,000 (Note B).

In August 2004, the Company issued an aggregate of 250,000 shares of common stock to a consultant in exchange for services in the amount of $5,000. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In September 2004, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible note payable of $7,590 (Note B).

In October 2004, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible note payable of $6,050 (Note B).

In November 2004, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible note payable of $5,830 (Note B).

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE D - CAPITAL STOCK (Continued)

In December 2004, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $15,950 (Note B). The Company valued the an aggregate of 6,600,000 shares of common shares issued during the year ended December 31, 2004 at an aggregate of $112,420 and has accounted for the conversion of debt, while the noteholders valued the common shares at $107,140. At December 31, 2004, the Company has adjusted the principal amount of the notes payable outstanding based on noteholder's calculation and has charged to operations the difference of $5,280 as financing expense.

The Company issued an aggregate of 810,000 shares of common stock to a consultant in exchange for services in the amount of $16,200. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 197,025 shares of common stock to in exchange for accrued interset in the amount of $3,939. Additioannly, the Company issued an aggregate of 4,582,106 shares of its common stock, valued at $91,642, in connection with an acquisition agreement with Battelship VFX, Inc. (`Battleship'). The Company acquired no tangile assets and assumed no liabilities of Battleship. The Company also entered into a consulting agreement with Battleship's sole owner. The Company has accounted for the common shares issued as acquisition costs and has charged $91,642 to operations during the year ended December 31, 2004.

In January 2005, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $12,100.

In February 2005, the Company issued an aggregate of 3,300,000 shares of common stock in exchange for convertible note payable of $16,500.

In March 2005, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $9,900. The Company issued an aggregate of 340,000 shares of common stock to consultants in exchange for services in the amount of $3,400. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NOTE E - OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the period ended March 31, 2005 and 2004. All previously granted stock options expired as of May 2004. Transactions involving options issued to consultants are summarized as follows:

                                                                                       Weighted Average
                                                             Number of Options          Price Per Share
                                                              -----------------        -----------------
       Outstanding at January 1, 2003                                  118,333         $          35.70
          Granted                                                            -                        -
          Exercised                                                          -                        -
          Canceled or expired                                         (101,667)                   28.20
                                                              -----------------        -----------------
       Outstanding at December 31, 2003                                 16,666                    81.00
          Granted                                                            -                        -
          Exercised                                                          -                        -
          Canceled or expired                                          (16,666)                   81.00
                                                              -----------------        -----------------
       Outstanding at December 31, 2004                                      -         $              -
                                                              =================        =================
          Granted                                                            -                        -
          Exercised                                                          -                        -
          Canceled or expired                                                -                        -
                                                              -----------------        -----------------
       Outstanding at March 31, 2005                                         -         $              -
                                                              =================        =================

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE E - OPTIONS AND WARRANTS (Continued)

Warrants

The Company granted an aggregate of 3,400,000 warrants during the year ended December 31, 2004 in connection with issuance of convertible notes payable (Note
B). The Company did not grant any compensatory warrants during the period ended March 31, 2005 and 2004. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

                              Warrants Outstanding                                  Warrants Exercisable
                              --------------------                                  --------------------
                                            Weighted Average          Weighed                    Weighted
                              Number        Remaining Contractual     Average        Number       Average
       Exercise Prices     Outstanding      Life (Years)           Exercise Price  Exercisable   Exercise Price
       ---------------     -----------      ---------------------  --------------  -----------  --------------
              $0.24         2,000,000             4.27                $0.24         2,000,000           $0.24
              $0.02         1,400,000             4.72                 0.02         1,400,000            0.02
                           -----------           ------               -----        -----------         ------
                            3,400,000             4.45                $0.15         3,400,000          $ 0.15
                           ===========           ======               =====        ===========         ======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                                Weighted Average
                                                          Number of Shares       Price Per Share
                                                          ----------------       ----------------
       Outstanding at January 1, 2003                             206,091               $  36.00
          Granted                                                       -                      -
          Exercised                                                     -                      -
          Canceled or expired                                           -                      -
                                                          ----------------       ----------------
       Outstanding at December 31, 2003                           206,091                  36.00
          Granted                                               3,400,000                   0.15
          Exercised                                                     -                      -
          Canceled or expired                                    (206,091)                 36.00
                                                          ----------------       ----------------
       Outstanding at December 31, 2004                         3,400,000                $  0.15
                                                          ================       ================
          Granted                                                       -                      -
          Exercised                                                     -                      -
          Canceled or expired                                           -                      -
                                                          ----------------       ----------------
       Outstanding at March 31, 2005                            3,400,000                $  0.15
                                                          ================       ================

NOTE F - ESCROW AGREEMENT

Pursuant to the Securities Purchase Agreement and an Escrow Agreement the Company entered into on December 17, 2004 (Note B), the Company agreed to deposit the proceeds from the issuance of the Second Convertible Note into an escrow account, and the Escrow Agent has agreed to receive, hold and pay such funds, upon the terms and subject to the conditions agreed by among the Company, the investors, and the Escrow Agent.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.
                          (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (unaudited)

NOTE F - ESCROW AGREEMENT (Continued)

The Escrow Agent shall hold the Escrow Account only in accordance with the terms and conditions of the Escrow Agreement, and the Escrow Agent shall invest the monies in the Escrow Account ("Escrow Amount") in an interest bearing bank account with, or certificates of deposit or time deposits with, maturities of no more than thirty (30) days issued by, a domestic commercial bank or such other bank or other financial institution as it normally holds such funds. The Escrow Agent shall release the Escrow Amount, or a portion thereof, upon receipt, at any time, of joint written instructions from the Company and the investors directing the manner in which the distribution of the Escrow Amount, or a portion thereof, is to be made; provided, however, that the Escrow Amount shall only be released to the Company for the acquisition of Battleship VFX, Inc. (Note D); provided further than any remaining Escrow Amount subsequent to such acquisition shall be released to the Company for working capital and general corporate purposes. As of March 31, 2005 and December 31, 2004, the Escrow Amount has not been released to the Company and the balance amounted $7,778 and $235,903, respectively.

NOTE G - SUBSEQUENT EVENTS

Subsequent to the date of financial statements, the Company issued approximately
7.9 million shares of common stock to convertible noteholders in exchange for approximately $21,000 of previously issued notes.

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

As previously reported, this corporation is in a development stage and has not yet conducted any business so as to become an income producing entity. The Company intends to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated April 20, 2005 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Costs And Expenses

From our inception through March 31, 2005, we have not generated any revenues. We have incurred losses of $48,972,182 during this period. These losses stem from expenses associated principally with equity-based compensation to consultants, acquisition costs, product development costs and professional service fees.

Liquidity And Capital Resources

As of March 31, 2005, we had a working capital deficit of $2,904,393 as a result of our operating losses from our inception through March 31, 2005. We generated a cash flow deficit of $3,833,042 from operating activities from our inception on July 29, 1997 through March 31, 2005. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $2,213,711 and $1,240,665 from the issuance of convertible and capital notes, respectively (net of repayments, costs and fees), and $302,438 from advances from the Company's officers, principal shareholders and third parties.

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

The independent auditor's report on the Company's December 31, 2004 financial statements states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company's common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of May 12, 2005, $445,640 has been converted or paid down and $1,554,360 was remaining.

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

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of the Company's common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of March 31, 2005; the Company is in default with certain provisions of the Agreement, therefore the rate in effect as of March 31, 2005 is 15% per annum.

As of March 31, 2005, the Company issued to the investors Convertible Notes under the agreement described above in a total amount of $1,400,000 in exchange for net proceeds of $1,157,146 and the investors are obligated to provide the Company with an additional $1,400,000 of cash in exchange for two other convertible promissory notes, each in the amount of $700,000. The proceeds that the Company received net of related fees and costs of $242,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of March 31, 2005, the Company has accrued interest, at a default rate of 15% per annum of approximately $59,836.

Product Research And Development

We do not anticipate performing research and development for any products during the next twelve months.

Number Of Employees

From our inception through the period ended March 31, 2005, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Cautionary Factors That May Affect Future Results

Our annual report (10-KSB) filed in April of 2005 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In March 2005, we issued an aggregate of 340,000 shares of common stock to consultants for services rendered. This issuance is considered exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

We are currently in default pursuant to secured convertible notes issued pursuant to securities purchase agreements dated June 10, 2004 and December 17, 2004 (the "SPAs"). Pursuant to the SPAs, we are obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form SB-2, as amended, that was declared effective by the Securities and Exchange Commission on July 16, 2004. As a result of the drop in our stock price, the shares of common stock underlying the secured convertible notes that were registered on the SB-2 are not sufficient to cover the conversion of the secured convertible notes issued pursuant to the June 10, 2004 SPA.

In addition, pursuant to the December 17, 2004 SPA, we were required to file a registration statement within 45 days of closing and have the registration statement effective within 105 days of closing. On May 13, 2005, we filed a registration statement on Form SB-2 registering shares underlying the convertible notes. However, the registration statement did not register two times the number of shares issuable upon conversion of all outstanding secured convertible notes as required. This registration statement is currently being review and has not been declared effective.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent of a majority of stockholders dated February 9, 2005 in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

     1. To Amend the Company's Articles of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 300,000,000 shares to 1,500,000,000 shares;

     2. To ratify the selection of Russell Bedford Stefanou Mirchandani as independent registered public accounting firm of the Company for the year ending December 31, 2004;

     3. To adopt the Company's 2005 Stock Incentive Plan; and

     4. To elect four directors to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal.

                     PACIFICAP ENTERTAINMENT HOLDINGS, INC.

                           PART II - OTHER INFORMATION

The Company filed a preliminary information statement, which received comments from the SEC, and the Company is currently in the process of responding to those comments. As a result, these actions have not yet been taken.

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


                                         PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date:  May 20, 2005                                    By: /s/ EDWARD LITWAK
                                                       ----------------------
                                                       Edward Litwak
                                                       Chief Executive Officer

Date:  May 20, 2005                                    By: /s/ EDWARD LITWAK
                                                       ---------------------
                                                       Edward Litwak
                                                       Chief Financial Officer
                                       42