Form 10-Q
period 2005-06-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2005-08-15
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2005
Commission file number 000-31048

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada     33-0766069
(State of Incorporation)   (IRS Employer Identification No.)

9150 Wilshire Boulevard
Suite 242
Beverly Hills, CA 90212

(Address of Principal Executive Offices)

(310) 246-0090

Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

As of August 12, 2005, the Company had 88,676,501 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

(A Development Stage Company)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending June 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets June 30, 2005 and December 31, 2004	3 -4
	Condensed Consolidated Statements of Losses:Three and Six Months Ended June 30, 2005 and 2004 For the Period July 29, 1997 (Date of Inception) through June 30, 2005	5
	Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through June 30, 2005	6-12
	Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2005 and 2004 For the Period July 29, 1997 (Date of Inception) through June 30, 2005	13-16
	Notes to Unaudited Condensed Consolidated Financial Information:June 30, 2005	17-29
Item 2.	Plan of Operation	30-33
Item 3.	Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
SIGNATURES		35

PART I. FINANCIAL INFORMATION

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$90,381	$269,715
Total current assets	90,381	269,715

Property and equipment:
Office furniture, net of accumulated depreciation of $4,021 and $1,682 at June 30, 2005 and December 31, 2004, respectively	15,303	8,799

Other assets:
Prepaid interest	203,502	303,502
Financing Costs, net of accumulated amortization of $168,705 and $63,637 at June 30, 2005 and December 31, 2004, respectively	468,586	422,653
Restricted cash (Note F)	-	235,903
Other	4,502	4,502
Total other assets	676,590	966,560

Total assets	$782,274	$1,245,074

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	June 30, 2005	December 31, 2004

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,216,485	$989,556
Other accrued liabilities	380,000	380,000
Notes payable, current portion (Note C)	1,118,165	1,131,165
Convertible notes payable, current portion, net of debt discount (Note B)	35,993	-
Advances from related parties	323,268	275,190
Other advances	45,000	45,000
Total current liabilities	3,118,911	2,820,911

Convertible notes payable, long-term portion, net of debt discount (Note B)	1,205,755	603,262

Commitments and contingencies	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at June 30, 2005 and December 31, 2004 (Note D)	-	-
Common stock, par value, $0.001 per share; 1,500,000,000 and 300,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 77,776,501 and 38,336,501 shares issued at June 30, 2005 and December 31, 2004, respectively (Note D)	77,777	38,337
Additional paid-in-capital	46,467,229	45,788,003
Deficit accumulated during development stage	(50,087,398)	(48,005,439)
Total (deficiency in) stockholder's equity	(3,542,392)	(2,179,099)
Total liabilities and (deficiency in) stockholder's equity	$782,274	$1,245,074

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period July 29, 1997 (Date of Inception) to June 30, 2005
	2005	2004	2005	2004
Costs and Expenses:
Selling, general and administrative	$540,603	$767,641	$1,036,654	$1,667,509	$14,261,812
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	-	-	2,248,461
Impairment of film library	-	-	-	-	372,304
Impairment of investment	-	-	-	-	62,500
Depreciation	1,305	85	2,339	170	200,206
Total operating expenses	541,908	767,726	1,038,993	1,667,679	46,305,283

Loss from operations	(541,908)	(767,726)	(1,038,993)	(1,667,679)	(46,305,283)

Other income (expenses):
Other income, net	-	-	-	-	114,758
Interest (expenses), net	(573,308)	(114,505)	(1,042,966)	(201,435)	(3,328,660)
Total other (expenses)	(573,308)	(114,505)	(1,042,966)	(201,435)	(3,213,902)

Loss from continuing operations, before income taxes and discontinued operations	(1,115,216)	(882,231)	(2,081,959)	(1,869,114)	(49,519,185)
Provision for income taxes	-	-	-	-	-

Loss from continuing operations, before discontinued operations	(1,115,216)	(882,231)	(2,081,959)	(1,869,114)	(49,519,185)
Loss from discontinued operations	-	-	-	-	(352,905)
Gain on disposal of discontinued operations, net	-	-	-	-	78,974

Net loss	$(1,115,216)	$(882,231)	$(2,081,959)	$(1,869,114)	$(49,793,116)

Cumulative effect of accounting change	-	-	-	-	(294,282)

Net loss applicable to common shares	$(1,115,216)	$(882,231)	$(2,081,959)	$(1,869,114)	$(50,087,398)

Loss per common share (basic and assuming dilution)	$(0.02)	$(0.04)	$(0.04)	$(0.08)	$(6.83)
Continuing operations	$(0.02)	$(0.04)	$(0.04)	$(0.08)	$(6.83)
Discontinued operations	$-	$-	$-	$-	$(0.05)

Weighted average shares outstanding	55,714,963	24,054,667	48,874,015	23,286,558	7,329,295

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005 (Unaudited)

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
Shares issued at date of inception (July 29, 1997) to founders in exchange for contribution of organization costs valued at $27.38 per shares, as restated	-	$-	422	$1	$11,552	$-	$-	$11,553
Net Loss	-	-	-	-	-	-	-	-
Balance at December 31, 1997	-	$-	422	$1	$11,552	$-	$-	$11,553
Shares issued December 22, 1998 to consultants in exchange for services valued at $.054 per shares	-	-	37,083	37	1,965	-	-	2,002
Shares issued December 22, 1998 to President in exchange for debt valued at $.054 per shares	-	-	277,778	278	14,722	-	-	15,000
Operating expenses incurred by principal shareholder	-	-	-	-	8,925	-	-	8,925
Net loss	-	-	-	-	-	(212,773)	-	(212,773)
Balance at December 31, 1998	-	$-	315,283	$316	$37,164	$(212,773)	$-	$(175,293)
Shares issued on April 13, 1999 for cash in connection with private placement at $30.08 per share	-	-	133	-	4,000	-	-	4,000
Shares issued on April 13, 1999 to consultants in exchange for services valued at $30.00per share	-	-	6,000	6	179,994	-	-	180,000
Shares issued May 28, 1999 in exchange for services valued at $.001 per share	855,000	855	-	-	-	-	-	855
Contribution of shares to treasury on September 30, 1999 by principal shareholder	-	-	(94,048)	-	94	-	(94)	-
Shares issued on November 12, 1999 for cash in connection with private placement at $3.00 per share	-	-	33,333	33	99,967	-	-	100,000
Release of shares held in treasury and acquisition of Cavalcade of Sports Network, Inc on December 16, 1999	-	-	94,048	-	282,050	-	94	282,144
Operating expenses incurred by principal shareholder	-	-	-	-	6,000	-	-	6,000
Net Loss	-	-	-	-	-	(438,045)	-	(438,045)
Balance at December 31, 1999	855,000	$855	354,749	$355	$609,269	$(650,818)	$-	$(40,339)
See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005 (Unaudited)

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
Balance Forward	855,000	$ 855	354,749	$ 355	$ 609,269	$ (650,818)	$ (40,339)
Shares issued in March 2000 in exchange for debt at $37.50 per share	-	-	2,060	2	77,245	-	77,247
Shares issued March 28, 2000 in exchange for services at $37.50 per share	-	-	70	-	2,625	-	2,625
Shares issued April 27, 2000 in exchange for services at $37.50 per share	-	-	250	-	9,375	-	9,375
Shares issued May 8, 2000 in exchange for services at $37.50 per share	-	-	417	1	15,624	-	15,625
Shares issued May 17, 2000 in exchange for services at 37.50 per share	-	-	833	1	31,249	-	31,250
Shares issued June 2000 in exchange for debt at $37.59 per share	-	-	133	-	5,000	-	5,000
Shares issued June 2000 in exchange for services at $37.46 per share	-	-	589	1	22,082	-	22,083
Shares issued July 25, 2000 in exchange for debt at $37.88 per share	-	-	33	-	1,250	-	1,250
Shares issued August 2000, in exchange for services at $37.50 per share	-	-	2,167	2	81,248	-	81,250
Conversion of preferred stock on September 18, 2000	(855,000)	(855)	-	-	-	-	(855)
Shares issued October 13, 2000, in exchange for services at $37.86 per share	-	-	35	-	1,325	-	1,325
Shares issued October 30, 2000 in exchange for services at $37.48 per share	-	-	667	1	24,999	-	25,000
Shares issued November 9, 2000 in exchange for services at $37.65 per share	-	-	83	-	3,125	-	3,125
Shares issued December 1, 2000 in exchange for services at $36.76 per share	-	-	17	-	625	-	625
Operating expenses incurred by principal shareholder	-	-	-	-	6,000	-	6,000
Net Loss	-	-	-	-	-	(856,968)	(856,968)
Balance at December 31, 2000	-	$-	362,103	$363	$891,041	$(1,507,786)	$(616,382)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30 (Unaudited)

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
Balance Forward	-	$-	362,103	$363	$891,041	$(1,507,786)	$(616,382)
Shares issued in January 2001, in exchange for services at $37.50 per share	-	-	6,667	7	249,993	-	250,000
Shares issued in April 2001, in exchange for services at $37.50 per share	-	-	4,000	4	149,996	-	150,000
Shares issued in April 2001, in exchange for advances from officers at $37.50 per share	-	-	3,333	3	124,997		125,000
Shares issued in 2001, in exchange for services at $37.50 per share	-	-	2,500	3	93,747	-	93,750
Shares issued in 2001, in exchange for services at $37.50 per share	-	-	1,000	1	37,499	-	37,500
Fractional shares	-	-	(5)	-	-	-	-
Shares canceled in November 2001, for services that were not performed and shares were previously issued in October 2001	-	-	(667)	(1)	(24,999)	-	(25,000)
Shares issued in December 2001, to board of directors members for services at 37.50 per share	-	-	2,100	2	78,748	-	78,750
Operating expenses incurred by principal shareholder	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	(1,257,584)	(1,257,584)
Balance at December 31, 2001	-	$-	381,031	$382	$1,607,022	$(2,765,370)	$(1,157,966)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005 (Unaudited)
	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
Balance Forward	-	$-	381,031	$382	$1,607,022	$(2,765,370)	$(1,157,966)
Shares issued in January 2002, in exchange for investment at $37.50 per share	-	-	1,667	2	62,498	-	62,500
Shares issued in March 2002, in exchange for services at $37.50 per share	-	-	8,333	8	312,492	-	312,500
Shares issued in June 2002, in exchange for services at approximately $40.15 per share	-	-	18,890	19	758,356	-	758,375
Shares issued in June 2002, in exchange for debts at $37.50 per share	-	-	2,667	2	99,998	-	100,000
Shares issued in July 2002, in exchange for services at $10.84 per share	-	-	717	1	7,769	-	7,770
Shares issued in July 2002, in connection with acquisition of Cineports.com, Inc. at approximately $7.50 per share	-	-	159,653	160	1,197,237	-	1,197,397
Shares issued in August 2002, in exchange for services at approximately $10.84 per share	-	-	2,133	2	23,127	-	23,129
Shares issued in September 2002, in exchange for services at approximately $10.84 per share	-	-	10,000	10	108,410	-	108,420
Shares issued in October 2002, in exchange for services at approximately $11.69 per share	-	-	4,000	4	46,736	-	46,740
Shares issued in October 2002 for cash in connection with private placement at $6.94 per share	-	-	18,018	18	124,982	-	125,000
Shares issued in October 2002, in exchange for interest at approximately $11.68 per share	-	-	507	-	5,920	-	5,920
Shares issued in November 2002, in exchange for services at approximately $8.70 per share	-	-	1,667	2	14,498	-	14,500
Shares issued in November 2002 for cash in connection with private placement at $10.20 per share	-	-	1,000	1	10,199	-	10,200
Shares issued in November 2002 for cash in connection with private placement at $7.50 per share	-	-	4,000	4	29,996	-	30,000
Shares issued in November 2002, in exchange for debts at $37.49 per share	-	-	867	1	32,499	-	32,500
Shares issued in November 2002, in exchange for interest at $37.56 per share	-	-	217	-	8,150	-	8,150
Shares issued in December 2002, in exchange for services at approximately $12.26 per share	-	-	9,333	9	114,371	-	114,380
Warrants issued in connection with acquisition of Cineports	-	-	-	-	1,051,065	-	1,051,065
Options issued in exchange for services rendered	-	-	-	-	661,365	-	661,365
Net loss	-	-	-	-	-	(5,210,614)	(5,210,614)
Balance at December 31, 2002	-	$-	624,700	$625	$6,276,690	$(7,975,984)	$(1,698,669)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005 (Unaudited)
	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	$-	624,700	$625	$6,276,690	$(7,975,984)	$(1,698,669)
Shares issued in January 2003 in exchange for services at approximately $4.63 per share	-	-	56,300	56	260,434	-	260,490
Shares issued in February 2003 in exchange for services at $2.10 per share	-	-	36,683	37	77,000	-	77,037
Shares issued in February 2003 for cash in connection with private placement at $1.20 per share	-	-	6,667	6	7,994	-	8,000
Shares issued in February 2003 in exchange for services at $1.50 per share	-	-	6,667	6	9,994	-	10,000
Shares issued in April, 2003 in exchange for services at $.90 per share	-	-	14,000	14	12,586	-	12,600
Shares issued in April 2003 in exchange for expenses paid by shareholders at $.90 per share	-	-	22,222	22	19,978	-	20,000
Shares issued in April 2003 in exchange for financing expenses at $.90 per share	-	-	22,960	23	20,641	-	20,664
Shares issued in April 2003 for cash in connection with private placement at $1.20 per share	-	-	4,333	4	4,996	-	5,000
Shares issued in May 2003 in exchange for financing expenses at $1.65 per share	-	-	2,591	3	4,272	-	4,275
Shares issued in May 2003 in exchange for services at $1.50 per share	-	-	17,667	18	25,882	-	25,900
Shares issued in May 2003 for cash in connection with private placement at $.90 per share	-	-	16,667	17	14,983	-	15,000
Shares issued in May 2003 in exchange for expenses paid by shareholders at $.90 per share	-	-	22,167	22	19,978	-	20,000
Shares issued in July 2003 in exchange for services at $2.10 per share	-	-	13,850	14	29,006	-	29,020
Shares issued in July 2003 in exchange for debts at $.70 per share	-	-	14,334	14	9,986	-	10,000
Shares issued in July 2003 in exchange for financing expenses at $3.60 per share	-	-	37,487	38	134,915	-	134,953
Shares issued in August 2003 in exchange for services at $3.14 per share	-	-	37,667	38	117,762	-	117,800
Shares issued in August 2003 in exchange for debts at $.81 per share	-	-	43,667	44	35,456	-	35,500
Shares issued in September 2003 in exchange for services at $1.80 per share	-	-	264,916	265	280,085	-	280,350
Fractional shares issued in September 2003 due to rounding resulted from reverse stock split	-	-	1,210	1	(1)	-	-
Shares issued in October 2003 in exchange for financing expenses at $2.00 per share	-	-	50,000	50	99,950	-	100,000
Shares issued in October 2003 in exchange for services at $1.59 per share	-	-	2,405,000	2,405	3,826,895	-	3,829,300
Shares issued in November 2003 in exchange for services at $1.18 per share	-	-	43,000	43	50,707	-	50,750
Shares issued in November 2003 in exchange for interest expenses at $1.25 per share	-	-	10,000	10	12,490	-	12,500
Shares issued in November 2003 in exchange for financing expenses at $1.75 per share	-	-	14,000	14	24,486	-	24,500
Shares issued in December 2003 in exchange for services at $1.28 per share	-	-	29,500	29	37,871	-	37,900
Shares issued in connection with acquisition of Pacificap	-	-	18,000,000	18,000	29,142,000	-	29,160,000
Net loss	-	-	-	-	-	(35,405,841)	(35,405,841)
Balance at December 31, 2003	-		$21,818,255	$21,818	40,557,036	$(43,381,825)	$(2,802,971)
See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005 (Unaudited)

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-		$21,818,255	$21,818	40,557,036	$(43,381,825)	$(2,802,971)
Shares issued in January 2004 in exchange for accrued interest at approximately $1.01 per share	-	-	145,166	145	146,473	-	146,617
Shares issued in January 2004 in exchange for services at approximately $1.01 per share			125,000	125	126,125		126,250
Shares issued in February 2004 in exchange for services at $0.66 per share	-	-	537,886	538	325,828	-	326,366
Shares issued in February 2004 in exchange for expenses paid by shareholders at $0.66 per share	-	-	150,000	150	127,350	-	127,500
Shares issued in March 2004 in exchange for services at $0.52 per share	-	-	293,250	293	151,637	-	151,930
Shares issued in April 2004 in exchange for services at approximately $0.40 per share	-	-	615,000	615	243,635	-	244,250
Shares issued in May 2004 in exchange for services at approximately $0.25 per share	-	-	770,000	770	194,980	-	195,750
Shares issued in May 2004 in exchange for interest expense at approximately $0.30 per share	-	-	10,000	10	2,990	-	3,000
Shares issued in July, 2004 in exchange for interest expense at approximately $0.28 per share	-	-	44,275	45	12,354	-	12,400
Shares issued in July 2004 in exchange for services at approximately $0.27 per share	-	-	1,388,538	1,389	372,400	-	373,789
Shares issued in July 2004 in exchange for convertible notes payable at approximately $0.07 per share	-	-	1,100,000	1,100	75,900	-	77,000
Shares issued in August 2004 in exchange for services at approximately $0.02 per share	-	-	250,000	250	4,750	-	5,000
Shares issued in September 2004 in exchange for convertible notes payable at approximately $0.01 per share	-	-	1,100,000	1,100	6,490	-	7,590
Shares issued in October 2004 in exchange for convertible notes payable at approximately $0.01 per share	-	-	1,100,000	1,100	4,950	-	6,050
Shares issued in November 2004 in exchange for convertible notes payable at approximately $0.01 per share	-	-	1,100,000	1,100	4,730	-	5,830
Shares issued in December 2004 in exchange for convertible notes payable at approximately $0.01 per share	-	-	2,200,000	2,200	13,750	-	15,950
Shares issued in December 2004 in exchange for services at approximately $0.02 per share	-	-	810,000	810	15,390	-	16,200
Shares issued in December 2004 in exchange for interest expense at approximately $0.02 per share	-	-	197,025	197	3,742	-	3,939
Shares issued in December 2004 in exchange for acquisition costs at approximately $0.02 per share	-	-	4,582,106	4,582	87,060	-	91,642
Beneficial conversion feature of convertible notes payable (Note B)	-	-	-	-	2,817,018	-	2,817,018
Value of warrants attached to convertible debentures (Note B)	-	-	-	-	493,415	-	493,415
Net loss	-	-	-	-	-	(4,623,614)	(4,623,614)
Balance at December 31, 2004	-		$38,336,501	$38,337	45,788,003	$(48,005,439)	$(2,179,099)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)

FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005 (Unaudited)

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-		$38,336,501	$38,337	45,788,003	$(48,005,439)	$(2,179,099)
Shares issued in January 2005 in exchange for convertible notes payable at approximately $0.01 per share	-	-	2,200,000	2,200	9,900	-	12,100
Shares issued in February 2005 in exchange for convertible notes payable at approximately $0.01 per share	-	-	3,300,000	3,300	13,200	-	16,500
Shares issued in March 2005 in exchange for convertible notes payable at approximately $0.01 per share			2,200,000	2,200	7,700		9,900
Shares issued in March 2005 in exchange for services at $0.01 per share	-	-	340,000	340	3,060	-	3,400
Shares issued in April 2005 in exchange for convertible notes payable at approximately $0.003 per share	-	-	1,900,000	1,900	3,420	-	5,320
Shares issued in May 2005 in exchange for convertible notes payable at approximately $0.001 per share	-	-	10,000,000	10,000	1,600	-	11,600
Shares issued in June 2005 in exchange for convertible notes payable at approximately $0.001 per share	-	-	19,500,000	19,500	(7,692)	-	11,808
Beneficial conversion feature of convertible notes payable (Note B)	-	-	-	-	624,019	-	624,019
Value of warrants attached to convertible debentures (Note B)	-	-	-	-	24,019	-	24,019
Net loss	-	-	-	-	-	(2,081,959)	(2,081,959)
Balance at June 30, 2005	-		$77,776,501	$77,777	46,467,229	$(50,087,398)	$(3,542,392)
See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,		For the Period July 29, 1997(Date of Inception) to June 30, 2005
	2005	2004

Cash flows from operating activities:
Net loss for the period from continuing operations	$(2,081,959)	$(1,869,114)	$(49,813,467)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	2,339	170	200,206
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	3,400	1,044,546	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	3,000	45,906
Common stock issued in exchange for expenses paid by shareholders	-	127,500	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Amortization and write-off of debt discount - beneficial conversion feature of convertible notes payable	517,986	24,152	1,289,605
Amortization and write-off of debt discount - value of warrants attached to convertible notes payable	85,766	5,015	234,982
Amortization of financing costs	105,068	3,910	168,705
Amortization of prepaid interest	100,000	3,888	196,498
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For The Six Months Ended June 30,		For the Period July 29, 1997(Date of Inception) to June 30, 2005
	2005	2004

Cash flows from operating activities: (Continued)
(Increase) decrease in:
Prepaid expenses	-	-	(4,502)
Other receivable	-	-	(30,000)
Restricted cash	235,903	-	-
Increase (decrease) in:
Accounts payable and accrued expenses, net	226,929	5,334	1,273,515
Net cash (used in) operating activities	(804,568)	(651,599)	(4,391,677)

Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	(8,844)	-	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	(8,844)	-	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	48,078	22,665	278,680
Other advances, net	-	-	45,000
Proceeds from issuance of notes payable, net of repayments	(13,000)	251,200	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs and fees	749,000	466,148	3,262,711
Payments of long-term convertible debt	(150,000)	-	(450,000)
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	634,078	740,013	4,649,256

Net increase (decrease) in cash and equivalents	(179,334)	88,414	90,381
Cash and cash equivalents at the beginning of the period	269,715	1,062	-
Cash and cash equivalents at the end of the period	$90,381	$89,476	$90,381

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For The Six Months Ended June 30,		For the Period July 29, 1997(Date of Inception) to June 30, 2005
	2005	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	3,400	1,044,546	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest expense	-	3,000	45,906
Common stock issued in exchange for accrued interest	-	146,617	146,617
Common stock issued in exchange for expenses paid by shareholders	-	127,500	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Common stock issued in exchange for convertible debt	67,228	-	212,868

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For The Six Months Ended June 30,		For the Period July 29, 1997(Date of Inception) to June 30, 2005
	2005	2004

Supplemental Disclosures of Cash Flow Information: (Continued)
Beneficial conversion feature of convertible notes payable	624,019	579,638	3,441,037
Value of warrants attached to convertible notes payable	24,019	120,362	517,434
Amortization and writ-off of debt discount - beneficial conversion feature of convertible notes payable	517,986	24,152	1,289,605
Amortization and write-off of debt discount - value of warrants attached to convertible notes payable	85,766	5,015	234,982
Capitalized financing costs in connection with issuance of long-term convertible notes payable	151,000	93,852	637,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	140,000	400,000
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”) is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2005, the Company has accumulated losses of $50,087,398.

The consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and will adopt the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at June 30, 2005.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2005 and December 31, 2004 is as follows:
	June 30, 2005	December 31, 2004
Convertible notes payable (“Convertible Notes”); interest rate 10% per annum; due two years from the date of the note; noteholder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
	$1,375,632	$1,592,860
Debt Discount - beneficial conversion feature, net of accumulated amortization and accumulated write-off (upon repayment) of $713,917 and $358,935, respectively, at June 30, 2005; and $416,224 and $341,051, respectively, at December 31, 2004.	(622,283)	(937,859)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and accumulated write-off (upon repayment) of $126,020 and $74,533, respectively, at June 30, 2005; and $75,984 and $70,819, respectively, at December 31, 2004.	(104,312)	(158,061)
Subtotal	649,037	496,940

Convertible notes payable (“Second Convertible Notes”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; noteholder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
	$2,300,000	$1,400,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $216,753 and $14,343 at June 30, 2005 and December 31, 2004, respectively.	(1,529,150)	(1,107,539)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $34,430 and $2,411 at June 30, 2005 and December 31, 2004, respectively.	(178,139)	(186,139)
Subtotal	$592,711	$106,322
Total	1,241,748	603,262
Less: current portion	(35,993)	-
Long term portion	$1,205,755	$603,262

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,695,135 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (two years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 2,000,000 shares of the Company’s common stock at $0.24 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $304,865 to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 74%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (two years) as interest expense.

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $347,729 and $29,167 for the six-month period ended June 30, 2005 and 2004, respectively. As December 31, 2004, the Company has repaid to note holders $300,000 of principal amount in cash, and the note holders have agreed to convert a portion of the principal amount into an aggregate of 6,600,000 shares of the Company’s common stock, valued at $107,140. In connection with the repayment and conversion of notes payable, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $341,051 and $70,819, respectively, as of December 31, 2004. During the six month period ended June 30, 2005, the Company has repaid to the note holders $150,000 of principal amount in cash, and the note holders have agreed to convert additional principal amount into an aggregate of 39,100,000 shares of the Company’s common stock, valued at $67,228. In connection with the conversion of notes payable during the six-month period ended June 30, 2005, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $17,884 and $3,714, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Second Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes (“Second Convertible Notes”), and attached to the Second Convertible Notes were warrants to purchase 2,800,000 shares of the Company’s common stock. The Second Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2005, the Company issued to the investors two Convertible Notes totallig $2,300,000, and the investors are obligated to provide the Company with additional $500,000 of cash in exchange for one convertible promissory note in the amount of $500,000. As of June 30, 2004, the Company issued to the investors Second Convertible Notes in a total amount of $2,300,000 in exchange for proceeds of $1,906,146, net of related fees and costs of $393,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants. The registration statment was not filed with the Securities and Exchange Commission until May 2005.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Second Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,745,902 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Second Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Second Convertible Notes’ maturity period (three years) as interest expense.

In connection with the placement of the Second Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 2,300,000 shares of the Company’s common stock at $0.02 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $212,569 to additional paid-in capital and a discount against the Second Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.50% to 3.55%, a dividend yield of 0%, and volatility of 107% to 119%. The debt discount attributed to the value of the warrants issued is amortized over the Second Convertible Note’s maturity period (three years) as interest expense.

The Company amortized the Second Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $234,428 and $0 for the period ended June 30, 2005 and 2004, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)
NOTE C - NOTES PAYABLE

Notes payable at June 30, 2005 and December 31, 2004 are as follows:
	June 30, 2005	December 31, 2004
12 % convertible subordinated payable, unsecured and due December 31, 2000; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock thirty (30) days following the effectiveness of the registration of the Company’s common stock under the Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2000, then interest accrues at 18% per annum until paid in full. The Company is in default under the terms of the Note Agreements.
	$467,000	$467,000

12 % convertible subordinated payable, unsecured and due December 31, 2001; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock thirty (30) days following the effectiveness of the registration of the Company’s common stock under the Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2001, then interest accrues at 18% per annum until paid in full. The Company is in default under the terms of the Note Agreements.
	342,500	342,500

12 % convertible subordinated payable, unsecured and due December 31, 2002; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock thirty (30) days following the effectiveness of the registration of the Company’s common stock under the Securities Act of 1933 at a rate of $1.25 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted, or paid in full by December 31, 2002, then interest accrues at 18% per annum until paid in full. The Company is in default under the terms of the Note Agreements.
	31,250	31,250

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	52,415	52,415

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	100,000	100,000

Note payable in monthly installments of interest only at 4% per annum; guaguarantee by Company shareholder; maturity date of the loan is July 28, 2002005.	-	13,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	75,000	75,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	50,000	50,0000
	1,118,165	1,131,165
Less: current portion	(1,118,165)	(1,131,165)
	$-	$-

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)
NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2005 and December 31, 2004, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. On February 9, 2005, the Company’s board of directors and shareholders approved to increase the authorized common shares from 300,000,000 shares to 1,500,000,000 shares, par value remains the same. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 77,776,501 and 38,336,501 shares of common stock issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.

The Company’s predecessor was Tren Property Corp., an inactive company with no significant operations incorporated under the laws of the State of Delaware in July 1997. The Company issued 422 shares of common stock to the initial shareholders in exchange for initial organization costs. The stock issued was valued at $11,553, which represents the fair value of the services received.

In April 1998, the shareholders of Tren Property Corp. exchanged all of their outstanding shares on a share for share basis for shares of the common stock of Gemma Global, Inc., an inactive company with no significant operations, organized under the laws of the State of Nevada (“Company”). Tren Property Corp. changed its name to Gemma Global, Inc.

In December 1998, the Company issued 37,083 shares of common stock to non-employees in exchange for legal and financial advisory services rendered to the Company. The stock issued was valued at approximately $2,002 per share, which represents the fair value of the services received, which did not differ materially from the value of the stock issued.

In December 1998, the Company issued 277,778 shares of common stock in exchange for a $15,000 loan payable to the Company’s principal shareholder and Chief Executive Officer.

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

In May 1999, the Company authorized and issued a series of 855,000 shares of the Company’s preferred stock as convertible preferred stock (“1999 Global Group Series”) to the Company’s management and advisors who had been unsuccessful in developing the Company’s shoe apparel business segment in exchange for those individuals continuing to devote their services to developing the shoe business segment. The stock issued was valued at approximately $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In December 1999, the Company issued 33,333 shares of common stock in exchange for $75,000 and payment of $ 25,000 of Company expenses, in connection with a private placement to accredited investors.

In connection with the acquisition of Cavalcade of Sports Network, Inc. in December 1999, the Company assumed $380,000 of liability representing advances by private investors to Cavalcade of Sports Network, Inc. Subject to the Company registering its common stock, the Company has agreed to offer shares of the Company’s common stock to the investors in exchange for the advances based upon the price per share of the registration.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE D - CAPITAL STOCK (Continued)

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

During the year ended December 31, 2000, the Company issued 5,128 shares of the Company’s common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $192,283, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation cost of $192,283 was charged to income during the year ended December 31, 2000.

During the year ended December 31, 2001, the Company issued 15,600 shares of the Company’s common stock to consultants in exchange for services provided to the Company. The Company valued the shares issued at $585,000, which approximated the fair value of the shares issued during the periods the services were rendered. The compensation cost of $585,000 was charged to income during the year ended December 31, 2001.

During the year ended December 31, 2001, the Company issued 3,333 shares of the Company’s common stock to the President of the Company in exchange for monies advanced to the Company. The Company valued the shares issued at $125,000, which approximated the fair value of the shares at the date of issuance.

In connection with the acquisition of Cineports, the Company issued an aggregate of 159,653 shares of the Company’s restricted common stock to Cineports’s shareholders in July 2002. The shares were valued at $1,197,396, which did not differ materially from the fair value of the shares issued during the period the acquisition occurred.

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
JUNE 30, 2005
(unaudited)

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

In July 2003, the Company issued an aggregate of 13,850 shares of common stock to consultants for services in the amount of $29,020. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. In addition, the Company issued an aggregate of 14,334 shares of common stock in exchange for $10,000 of previously incurred debt.

In August 2003, the Company issued an aggregate of 37,667 shares of common stock to consultants for services in the amount of $117,800. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. In addition, the Company issued an aggregate of 43,667 shares of common stock in exchange for $35,500 of previously incurred debt.

In September 2003, the Company issued an aggregate of 264,916 shares of common stock to consultants for services in the amount of $280,350. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In October 2003, the Company issued an aggregate of 2,405,000 shares of common stock to consultants for services in the amount of $3,829,300. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In November 2003, the Company issued an aggregate of 43,000 shares of common stock to consultants for services in the amount of $50,750. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. In addition, the Company issued an aggregate of 10,000 shares of common stock in exchange for $12,500 of accrued interest.

In December 2003, the Company issued an aggregate of 29,500 shares of common stock to consultants for services in the amount of $37,900. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

The Company also issued an aggregate of 18,000,000 shares of its common stock pursuant to a Plan and Agreement of Reorganization (“Plan”) with Pacificap Entertainment Holdings, Inc. (“Pacificap”). The Company accounted the shares issued at the fair market value at the date of acquisition, which approximately $29,160,000. The Company charged the acquisition costs of $29,160,000 to operations for the year ended December 31, 2003 and the Company changed its name to Pacificap Entertainment Holdings, Inc. subsequent to the acquisition.

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of common stock to its note holders in exchange for financing expenses of $284,392.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE D - CAPITAL STOCK (Continued)

In January 2004, the Company issued an aggregate of 145,166 shares of common stock to its note holders in exchange for $146,617 of accrued interest. The Company also issued an aggregate of 125,000 shares of common stock to consultants in exchange for services in the amount of $126,250. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In February 2004, the Company issued an aggregate of 537,886 shares of common stock to consultants in exchange for services in the amount of $326,366. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. The Company also issued an aggregate of 150,000 to a shareholder in exchange for $127,500 of expenses previously paid by the shareholder on behalf of the Company.

In March 2004, the Company issued an aggregate of 293,250 shares of common stock to consultants in exchange for services in the amount of $151,930. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In April 2004, the Company issued an aggregate of 615,000 shares of common stock to consultants in exchange for services in the amount of $244,250. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In May 2004, the Company issued an aggregate of 770,000 shares of common stock to consultants in exchange for services in the amount of $195,750. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. The Company also issued an aggregate of 10,000 shares of common stock to a noteholder in exchange for interest expense of $3,000.

In July 2004, the Company issued an aggregate of 1,388,538 shares of common stock to consultants in exchange for services in the amount of $373,789. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. The Company also issued an aggregate of 44,275 shares of common stock to a noteholder in exchange for interest expense of $12,400. Additionally, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible notes payable of $77,000 (Note B).

In August 2004, the Company issued an aggregate of 250,000 shares of common stock to a consultant in exchange for services in the amount of $5,000. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

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
JUNE 30, 2005
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

The Company issued an aggregate of 810,000 shares of common stock to a consultant in exchange for services in the amount of $16,200. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. The Company issued an aggregate of 197,025 shares of common stock to in exchange for accrued interset in the amount of $3,939. Additioannly, the Company issued an aggregate of 4,582,106 shares of its common stock, valued at $91,642, in connection with an acquisition agreement with Battelship VFX, Inc. (‘Battleship’). The Company acquired no tangile assets and assumed no liabilities of Battleship. The Company also entered into a consulting agreement with Battleship’s sole owner. The Company has accounted for the common shares issued as acquisition costs and has charged $91,642 to operations during the year ended December 31, 2004.

In January 2005, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $12,100.

In February 2005, the Company issued an aggregate of 3,300,000 shares of common stock in exchange for convertible note payable of $16,500.

In March 2005, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $9,900. The Company issued an aggregate of 340,000 shares of common stock to consultants in exchange for services in the amount of $3,400. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.
In April 2005, the Company issued an aggregate of 1,900,000 shares of common stock in exchange for convertible note payable of $5,320.

In May 2005, the Company issued an aggregate of 10,000,000 shares of common stock in exchange for convertible note payable of $11,600.

In June 2005, the Company issued an aggregate of 19,500,000 shares of common stock in exchange for convertible note payable of $11,808

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE E - OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the period ended June 30, 2005 and 2004. All previously granted stock options expired as of May 2004. Transactions involving options issued to consultants are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Outstanding at January 1, 2003	118,333	$35.70
Granted	-	-
Exercised	-	-
Canceled or expired	(101,667)	28.20
Outstanding at December 31, 2003	16,666	81.00
Granted	-	-
Exercised	-	-
Canceled or expired	(16,666)	81.00
Outstanding at December 31, 2004	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2005	-	$-

Warrants

The Company granted an aggregate of 900,000 and 3,400,000 warrants during the six-month period ended June 30, 2005 and during year ended December 31, 2004, respectively, in connection with issuance of convertible notes payable (Note B). The Company did not grant any compensatory warrants during the period ended June 30, 2005 and 2004. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	4.02	$0.24	2,000,000	$0.24
$ 0.02	2,300,000	4.65	0.02	2,300,000	0.02
	4,300,000	4.36	$0.12	4,300,000	$0.12

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE E - OPTIONS AND WARRANTS (Continued)

Warrants (continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	206,091	$36.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	206,091	36.00
Granted	3,400,000	0.15
Exercised	-	-
Canceled or expired	(206,091)	36.00
Outstanding at December 31, 2004	3,400,000	$0.15
Granted	900,000	0.02
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2005	4,300,000	$0.12

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

The Escrow Agent shall hold the Escrow Account only in accordance with the terms and conditions of the Escrow Agreement, and the Escrow Agent shall invest the monies in the Escrow Account (“Escrow Amount”) in an interest bearing bank account with, or certificates of deposit or time deposits with, maturities of no more than thirty (30) days issued by, a domestic commercial bank or such other bank or other financial institution as it normally holds such funds. The Escrow Agent shall release the Escrow Amount, or a portion thereof, upon receipt, at any time, of joint written instructions from the Company and the investors directing the manner in which the distribution of the Escrow Amount, or a portion thereof, is to be made; provided, however, that the Escrow Amount shall only be released to the Company for the acquisition of Battleship VFX, Inc.; provided further that any remaining Escrow Amount subsequent to such acquisition shall be released to the Company for working capital and general corporate purposes. As of June 30, 2005 and December 31, 2004, the balance of the Escrow Amount was $-0- and $235,903, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the entertainment marketplace.

As previously reported, the company is in a development stage and has not yet conducted any business so as to become an income producing entity. The Company intends to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated April 20, 2005 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2006 from actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs And Expenses

From our inception through June 30, 2005, we have not generated any revenues. We have incurred losses of $50,087,398 during this period. These losses stem from expenses associated principally with equity-based compensation to consultants, acquisition costs, product development costs and professional service fees.

Liquidity And Capital Resources

As of June 30, 2005, we had a working capital deficit of $3,028,530. As a result of our operating losses from our inception through June 30, 2005, we generated a cash flow deficit of $4,391,677 from operating activities from our inception on July 29, 1997 through June 30, 2005. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $2,812,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $323,680 from advances from the Company's officers, principal shareholders and third parties.

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

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company's common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of August 1, 2005, $628,601 has been converted or paid down and $1,371,399 was remaining.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of the Company's common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of June 30, 2005; the Company is in default with certain provisions of the Agreement, therefore the rate in effect as of June 30, 2005 is 15% per annum.

As of June 30, 2005, the Company issued to the investors Convertible Notes under the agreement described above in a total amount of $2,300,000 in exchange for net proceeds of $1,906,146 and the investors are obligated to provide the Company with an additional $500,000 of cash in exchange for additional convertible promissory notes. The proceeds that the Company received is net of related fees and costs of $393,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of June 30, 2005, the Company has accrued interest, at a default rate of 15% per annum of approximately $122,178. Subsequent to June 30, 2005, the Company issued to the investors Convertible Notes under the agreement described above in a total amount of $370,000.

Product Research And Development

We do not anticipate performing research and development for any products during the next twelve months.

Number Of Employees

From our inception through the period ended June 30, 2005, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 3 - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We are currently in default pursuant to secured convertible notes issued pursuant to securities purchase agreements dated June 10, 2004 and December 17, 2004 (the “SPAs”). Pursuant to the SPAs, we are obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form SB-2, as amended, that was declared effective by the Securities and Exchange Commission on July 16, 2004. As a result of the drop in our stock price, the shares of common stock underlying the secured convertible notes that were registered on the SB-2 are not sufficient to cover the conversion of the secured convertible notes issued pursuant to the June 10, 2004 SPA.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: August 15, 2005	By: /s/ EDWARD LITWAK
Edward Litwak
President, Principal Executive Officer, Principal Accounting Officer and Chief Financial Officer