Form 10-Q
period 2005-09-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2005-11-18
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2005
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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No  [ X]

As of November 11, 2005, the Company had 88,676,501 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets: September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Losses: Three and Nine Months Ended September 30, 2005 and 2004 For the Period July 29, 1997 (Date of Inception) through September 30, 2005	4

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through September 30, 2005	5-11

Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2005 and 2004 For the Period July 29, 1997 (Date of Inception) through September 30, 2005	12-15

Notes to Unaudited Condensed Consolidated Financial Information: September 30, 2005	16-28

Item 2. Plan of Operation	29-31

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Changes in Securities	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

PART I. FINANCIAL INFORMATION
PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,959	$269,715
Total current assets	40,959	269,715

Property and equipment:
Office furniture, net of accumulated depreciation of $5,327 and $1,682 at September 30, 2005 and December 31, 2004, respectively	13,998	8,799

Other assets:
Prepaid interest	195,470	303,502
Financing Costs, net of accumulated amortization and write off of $261,343 and $63,637 at September 30, 2005 and December 31, 2004, respectively	473,947	422,653
Restricted cash	-	235,903
Other	4,502	4,502
Total other assets	673,919	966,560

Total assets	$728,876	$1,245,074

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,304,680	$989,556
Other accrued liabilities	380,000	380,000
Notes payable , current portion	1,118,165	1,131,165
Convertible notes payable, current portion, net of debt discount	1,299,220	-
Advances from related parties	337,959	275,190
Other advances	45,000	45,000
Total current liabilities	4,485,024	2,820,911

Convertible notes payable, long-term portion, net of debt discount	-	603,262

Commitments and contingencies	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, par value, $0.001 per share; 1,500,000,000 shares and 300,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 88,676,501 and 38,336,501 shares issued at September 30, 2005 and December 31, 2004, respectively	88,677	38,337
Additional paid-in-capital	47,752,252	45,788,003
Deficit accumulated during development stage	(51,597,076)	(48,005,439)
Total (deficiency in) stockholder's equity	(3,756,148)	(2,179,099)
Total liabilities and (deficiency in) stockholder's equity	$728,876	$1,245,074

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period July 29, 1997 (Date of Inception) to September 30, 2005
	2005	2004	2005	2004
Costs and Expenses:
Selling, general and administrative	$833,421	$745,490	$1,815,634	$2,412,999	$15,040,792
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	-	-	29,160,000
Acquisition of Battleship VFX, Inc	-	-	-	-	-
Acquisition of Cineports.com, Inc.	-	-	-	-	2,248,461
Impairment of film library	-	-	-	-	372,304
Impairment of investment	-	-	-	-	62,500
Depreciation	1,306	85	3,645	255	201,512
Total operating expenses	834,727	745,575	1,819,279	2,413,254	47,085,569

Loss from operations	(834,727)	(745,575)	(1,819,279)	(2,413,254)	(47,085,569)

Other income (expenses):
Other income	-	-	-	-	114,758
Interest expenses, net	(674,951)	(418,114)	(1,772,358)	(619,549)	(4,058,051)
Total other expenses	(674,951)	(418,114)	(1,772,358)	(619,549)	(3,943,293)

Loss from continuing operations, before income taxes and discontinued operations	(1,509,678)	(1,163,689)	(3,591,637)	(3,032,803)	(51,028,862)
Provision for income taxes	-	-	-	-	-

Loss from continuing operations, before discontinued operations	(1,509,678)	(1,163,689)	(3,591,637)	(3,032,803)	(51,028,862)
Loss from discontinued operations	-	-	-		(352,905)
Income (loss) on disposal of discontinued operations, net	-	-	-	-	78,973

Net loss	$(1,509,678)	$(1,163,689)	$(3,591,637)	$(3,032,803)	$(51,302,794)

Cumulative effect of accounting change	-	-	-	-	(294,282)

Net loss applicable to common shares	$(1,509,678)	$(1,163,689)	$(3,591,637)	$(3,032,803)	$(51,597,076)

Loss per common share (basic and assuming dilution)	$(0.02)	$(0.04)	$(0.06)	$(0.12)
Continuing operations	$(0.02)	$(0.04)	$(0.06)	$(0.12)
Discontinued operations	$-	$-	$-	$-

Weighted average shares outstanding	87,283,023	26,898,321	61,817,710	24,499,267

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (Unaudited)

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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (Unaudited)

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
Balance Forward	855,000	$855	354,749	$355	$609,269	$(650,818)	$(40,339)
Shares issued in March 2000 in exchange for debt at $37.50 per share	-	-	2,060	2	77,245	-	77,247
Shares issued March 28, 2000 in exchange for services at $37.50 per share	-	-	70	-	2,625	-	2,625
Shares issued April 27, 2000 in exchange for services at $37.50 per share	-	-	250	-	9,375	-	9,375
Shares issued May 8, 2000 in exchange for services at $37.50 per share	-	-	417	1	15,624	-	15,625
Shares issued May 17, 2000 in exchange for services at 37.50 per share	-	-	833	1	31,249	-	31,250
Shares issued June 2000 in exchange for debt at $37.59 per share	-	-	133	-	5,000	-	5,000
Shares issued June 2000 in exchange for services at $37.46 per share	-	-	589	1	22,082	-	22,083
Shares issued July 25, 2000 in exchange for debt at $37.88 per share	-	-	33	-	1,250	-	1,250
Shares issued August 2000, in exchange for services at $37.50 per share	-	-	2,167	2	81,248	-	81,250
Conversion of preferred stock on September 18, 2000	(855,000)	(855)	-	-	-	-	(855)
Shares issued October 13, 2000, in exchange for services at $37.86 per share	-	-	35	-	1,325	-	1,325
Shares issued October 30, 2000 in exchange for services at $37.48 per share	-	-	667	1	24,999	-	25,000
Shares issued November 9, 2000 in exchange for services at $37.65 per share	-	-	83	-	3,125	-	3,125
Shares issued December 1, 2000 in exchange for services at $36.76 per share	-	-	17	-	625	-	625
Operating expenses incurred by principal shareholder	-	-	-	-	6,000	-	6,000
Net Loss	-	-	-	-	-	(856,968)	(856,968)
Balance at December 31, 2000	-	$-	362,103	$363	$891,041	$(1,507,786)	$(616,382)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (Unaudited)

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (Unaudited)

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (Unaudited)

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (Unaudited)

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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (Unaudited)
	Preferred Shares	Share Amount	Common Shares	Share Amount	Common Stock Sub scription	Additional Paid-in Capital	Deficit Accumulated during Development Stage	Treasury Stock	Total
Balance forward	-	-	38,336,501	$38,337	-	$45,788,003	$(48,005,439)	-	$(2,179,099)
Shares issued in January, 2005 as payment towards convertible debentures (Note B)	-	-	2,200,000	2,200	-	9,900	-	-	12,100
Shares issued in February, 2005 as payment towards convertible debentures (Note B)	-	-	3,300,000	3,300	-	13,200	-	-	16,500
Shares issued in March, 2005 in exchange for services at approximately $0.01 per share	-	-	340,000	340	-	3,060	-	-	3,400
Shares issued in March, 2005 as payment towards convertible debentures (Note B)	-	-	2,200,000	2,200	-	7,700	-	-	9,900
Shares issued in April, 2005 as payment towards convertible debentures (Note B)	-	-	1,900,000	1,900	-	3,420	-	-	5,320
Shares issued in May, 2005 as payment towards convertible debentures (Note B)	-	-	10,000,000	10,000	-	1,600	-	-	11,600
Shares issued in June, 2005 as payment towards convertible debentures (Note B)	-	-	19,500,000	19,500	-	(7,692)	-	-	11,808
Shares issued in July 2005 as payment towards convertible debentures (Note B)	-	-	10,900,000	10,900	-	(6,507)	-		4,393
Beneficial conversion feature of convertible notes payable (Note B)	-	-	-	-	-	1,740,650	-	-	1,740,650
Value of warrants attached to convertible debentures (Note B)	-	-	-	-	-	198,917	-	-	198,917
Net Loss	-	-	-	-	-	-	(3,591,637)	-	(3,591,637)
Balance at September 30, 2005	-	$-	88,676,501	$88,677	$-	$47,752,252	$(51,597,076)	$-	$(3,756,148)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Nine Months Ended September 30,		For the Period July 29, 1997(Date of Inception) to September 30, 2005
	2005	2004

Cash flows from operating activities:
Net loss for the period from continuing operations	$(3,591,637)	$(3,032,803)	$(51,323,145)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash used in operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	3,645	255	201,512
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	3,400	1,423,337	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	15,397	45,906
Common stock issued in exchange for expenses paid by shareholders	-	127,500	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Amortization and write-off of debt discount - beneficial conversion feature of convertible notes payable	807,316	274,378	1,627,884
Amortization and write-off of debt discount - value of warrants attached to convertible notes payable	199,831	52,423	300,098
Amortization and write off of financing costs	197,706	30,128	261,343
Amortization of prepaid interest	108,032	46,498	204,530
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Prepaid expenses	-	(9,422)	(4,502)
Other receivable	-	-	(30,000)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period July 29,
	For The Nine Months Ended September 30,		1997(Date of Inception) to
	2005	2004	September 30, 2005
Restricted cash	235,903		-
Increase (decrease) in:
Cash disbursed in excess of available funds	-	-	-
Accounts payable and accrued expenses, net	315,123	(15,691)	1,361,709
Net cash used in operating activities	(1,720,681)	(1,088,000)	(5,307,790)

Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	(8,844)	(8,791)	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash used in investing activities	(8,844)	(8,791)	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	62,769	(8,531)	293,371
Other advances, net	-	-	45,000
Proceeds from issuance of notes payable, net of repayments	(13,000)	(15,000)	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs and fees	1,601,000	1,356,565	4,114,711
Payment(s) on long-term convertible debt	(150,000)	-	(450,000)
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	1,500,769	1,333,034	5,515,947

Net increase (decrease) in cash and equivalents	(228,756)	236,243	40,959
Cash and cash equivalents at the beginning of the period	269,715	1,062	-
Cash and cash equivalents at the end of the period	$40,959	$237,305	$40,959

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For The Nine Months Ended September 30,		For the Period July 29, 1997(Date of Inception) to September 30, 2005
	2005	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	3,400	1,423,337	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest expense	-	15,397	45,906
Common stock issued in exchange for accrued interest	-	146,617	146,617
Common stock issued in exchange for expenses paid by shareholders	-	127,500	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	-
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period July 29,
	For The Nine Months Ended September 30,		1997(Date of Inception) to
	2005	2004	September 30, 2005
Beneficial conversion feature of convertible notes payable	1,740,650	1,695,135	4,557,668
Value of warrants attached to convertible notes payable	198,917	304,865	692,332
Amortization and writ-off of debt discount - beneficial conversion feature of convertible notes payable	807,316	274,378	1,578,935
Amortization and write-off of debt discount - value of warrants attached to convertible notes payable	199,831	52,423	349,047
Capitalized financing costs in connection with issuance of long-term convertible notes payable	-	243,435	486,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	400,000	400,000
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”) is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2005, the Company has accumulated losses of $51,597,076.

The consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and will adopt the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at September 30, 2005.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2005 and December 31, 2004 is as follows:
	September 30, 2005	December 31, 2004
Convertible notes payable (“Convertible Notes”); interest rate 10% per annum; due two years from the date of the note; noteholder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.35 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date (effective August 31, 2005, see below). The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in default under the terms of the note agreement. (a)
	$1,371,239	$1,592,860
Debt Discount - beneficial conversion feature, net of accumulated amortization and accumulated write-off (upon repayment) of $809,984 and $416,128, respectively, at September 30, 2005; and $416,224 and $341,051, respectively, at December 31, 2004.	(415,009)	(937,859)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and accumulated write-off (upon repayment) of $202,381 and $17,588, respectively, at September 30, 2005; and $75,984 and $70,819, respectively, at December 31, 2004.	(138,909)	(158,061)
Subtotal	817,321	496,940

Convertible notes payable (“Second Convertible Notes”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; noteholder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.  The Company is in default under the terms of the note agreement. (b)
	$3,250,000	$1,400,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $401,770 and $14,343 at September 30, 2005 and December 31, 2004, respectively.	(2,514,777)	(1,107,539)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $80,129 and $2,411 at September 30, 2005 and December 31, 2004, respectively.	(253,324)	(186,139)
Subtotal	$481,899	$106,322
Total	1,299,220	603,262
Less: current portion	(1,299,220)	-
Long term portion	$-	$603,262

(a) The Company is currently in default under the terms of Convertible Notes.  Pursuant to the terms of Convertible Notes, the Company is required to have two times the number of common shares that the Convertible Notes are  convertible into registered pursuant to an effective registration statement.  The Company filed a registration statement and was declared effective on July 16, 2004.  As a result of the decrease in our stock price during the fiscal year 2004 and 2005, the shares of common stock underlying the Convertible Notes that were registered became insufficient to cover the conversion of the Convertible Notes issued.

(b)  The Company is currently in default under the terms of Second Convertible Notes.  Pursuant to the terms of Second Convertible Notes, the Company is required to file a registration statement within 45 days of closing and have the registration statement effective within 105 days of closing.  On May 13, 2005, the Company filed a registration statement registering common shares underlying the Second Convertible Notes.  However, the registration statement did not register two times the number of common shares issuable upon conversion of all outstanding Second Convertible Notes as required.  This registration statement is currently being reviewed and has not been declared effective.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average of the three lowest intraday trading prices to a 40% rate. The remaining unpaid debentures at August 31, 2005 were $1,371,239.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,641,121 (after adjustment for note amendment dated August 31, 2005) of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (two years) as interest expense.

In connection with the placement of the Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 2,000,000 shares of the Company’s common stock at $0.24 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $358,879 (after adjustment for note amendment dated August 31, 2005) to additional paid-in capital and a discount against the Convertible Note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.38%, a dividend yield of 0%, and volatility of 74%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (two years) as interest expense.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

The Company amortized the Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $521,292 and $242,211 for the nine-month period ended September 30, 2005 and 2004, respectively. As December 31, 2004, the Company has repaid to note holders $300,000 of principal amount in cash, and the note holders have agreed to convert a portion of the principal amount into an aggregate of 6,600,000 shares of the Company’s common stock, valued at $107,140. In connection with the repayment and conversion of notes payable, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $395,168 and $16,702, respectively, as of December 31, 2004. During the nine month period ended September 30, 2005, the Company has repaid to the note holders $150,000 of principal amount in cash, and the note holders have agreed to convert additional principal amount into an aggregate of 50,000,000 shares of the Company’s common stock, valued at $71,621. In connection with the conversion of notes payable during the nine-month period ended September 30, 2005, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $20,960 and $886, respectively.

Second Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes (“Second Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of the Company’s common stock. The Second Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. On August 31, 2005; the Securities Purchase Agreement was amended to increase the aggregate from $2,800,000 to $3,250,000 of convertible notes (‘Second Convertible Notes”), attached warrants were increased from 2,800,000 shares of the Company’s common stock to 3,250,000. The conversion rate to the noteholder was changed from a 60% of average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date to a rate of 40%.

As of September 30, 2005, the Company issued to the investors Convertible Notes in a total amount of $3,250,000 in exchange for net proceeds of $2,819,146. The proceeds that the Company received were net of related fees and costs of $430,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants. The registration statement was not filed with the Securities and Exchange Commission until May 2005.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Second Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $2,916,547 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Second Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Second Convertible Notes’ maturity period (three years) as interest expense.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Second Convertible Note (continued)

In connection with the placement of the Second Convertible Notes, the Company issued non-detachable warrants granting the holders the right to acquire 3,250,000 shares of the Company’s common stock at $0.02 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $333,453 to additional paid-in capital and a discount against the Second Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.50% to 3.875%, a dividend yield of 0%, and volatility of 98% to 107%. The debt discount attributed to the value of the warrants issued is amortized over the Second Convertible Note’s maturity period (three years) as interest expense.

The Company amortized the Second Convertible Notes debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $464,009 and $0 for the period ended September 30, 2005 and 2004, respectively.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2005 and December 31, 2004 are as follows:
September 30, 2005	December 31, 2004
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
SEPTEMBER 30, 2005
(unaudited)

NOTE C - NOTES PAYABLE (continued)

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
	31,250	31,250

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	52,415	52,415

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	100,000	100,000

Note payable in monthly installments of interest only at 4% per annum; guarantee by Company shareholder; maturity date of the loan is July 28, 2005.	-	13,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	75,000	75,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	50,000	50,000
	1,118,165	1,131,165
Less: current portion	(1,118,165)	(1,131,165)
	$-	$-

NOTE D - CAPITAL STOCK

At September 30, 2005, the Company has authorized 50,000,000 shares of preferred stock, with a par value of $.001 per share, and 1,500,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2005 and December 31, 2004, the Company has no preferred stock issued and outstanding. On February 9, 2005, the Company’s board of directors and shareholders approved to increase the authorized common shares from 300,000,000 shares to 1,500,000,000 shares, par value remains the same. The Company has 88,676,501 and 38,336,501 shares of common stock issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.

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
SEPTEMBER 30, 2005
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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
SEPTEMBER 30, 2005
(unaudited)

NOTE D - CAPITAL STOCK (Continued)

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
SEPTEMBER 30, 2005
(unaudited)

NOTE D - CAPITAL STOCK (Continued)

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
SEPTEMBER 30, 2005
(unaudited)

NOTE D - CAPITAL STOCK (Continued)

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

In January 2005, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $12,100 (Note B).

In February 2005, the Company issued an aggregate of 3,300,000 shares of common stock in exchange for convertible note payable of $16,500 (Note B).

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(unaudited)

NOTE D - CAPITAL STOCK (Continued)

In March 2005, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $9,900 (Note B). The Company issued an aggregate of 340,000 shares of common stock to consultants in exchange for services in the amount of $3,400. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In April 2005, the Company issued an aggregate of 1,900,000 shares of common stock in exchange for convertible note payable of $5,320 (Note B).

In May 2005, the Company issued an aggregate of 10,000,000 shares of common stock in exchange for convertible note payable of $11,600 (Note B).

In June 2005, the Company issued an aggregate of 19,500,000 shares of common stock in exchange for convertible note payable of $11,808 (Note B).

In July 2005, the Company issued an aggregate of 10,900,000 shares of common stock in exchange for convertible note payable of $4,393 (Note B).

NOTE E - OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the period ended September 30, 2005 and 2004. All previously granted stock options expired as of May 2004. Transactions involving options issued to consultants are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Outstanding at January 1, 2003	118,333	$35.70
Granted	-	-
Exercised	-	-
Canceled or expired	(101,667)	28.20
Outstanding at December 31, 2003	16,666	81.00
Granted	-	-
Exercised	-	-
Canceled or expired	(16,666)	81.00
Outstanding at December 31, 2004	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2005	-	$-

Warrants

The Company granted an aggregate of 1,850,000 and 3,400,000 warrants during the nine-month period ended September 30, 2005 and during year ended December 31, 2004, respectively, in connection with issuance of convertible notes payable (Note B). The Company did not grant any compensatory warrants during the period ended September 30, 2005 and 2004. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(unaudited)

NOTE E - OPTIONS AND WARRANTS (Continued)

Warrants (continued)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	3.77	$ 0.24	2,000,000	$ 0.24
$ 0.02	3,250,000	4.56	0.02	3,250,000	0.02
	5,250,000	4.26	$ 0.10	5,250,000	$ 0.10

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	206,091	$36.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	206,091	36.00
Granted	3,400,000	0.15
Exercised	-	-
Canceled or expired	(206,091)	36.00
Outstanding at December 31, 2004	3,400,000	$0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2005	5,250,000	$0.10

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

The Escrow Agent shall hold the Escrow Account only in accordance with the terms and conditions of the Escrow Agreement, and the Escrow Agent shall invest the monies in the Escrow Account (“Escrow Amount”) in an interest bearing bank account with, or certificates of deposit or time deposits with, maturities of no more than thirty (30) days issued by, a domestic commercial bank or such other bank or other financial institution as it normally holds such funds. The Escrow Agent shall release the Escrow Amount, or a portion thereof, upon receipt, at any time, of joint written instructions from the Company and the investors directing the manner in which the distribution of the Escrow Amount, or a portion thereof, is to be made; provided, however, that the Escrow Amount shall only be released to the Company for the acquisition of Battleship VFX, Inc.; provided further that any remaining Escrow Amount subsequent to such acquisition shall be released to the Company for working capital and general corporate purposes. As of September 30, 2005 and December 31, 2004, the balance of the Escrow Amount was $-0- and $235,903, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the entertainment marketplace.

As previously reported, we are in a development stage and have not yet conducted any business so as to become an income producing entity. We intend to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated April 20, 2005 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Costs And Expenses

From our inception through September 30, 2005, we have not generated any revenues. We have incurred losses of $51,597,076 during this period. These losses stem from expenses associated principally with equity-based compensation to consultants, acquisition costs, product development costs and professional service fees.

Liquidity And Capital Resources

As of September 30, 2005, we had a working capital deficit of $4,444,065. As a result of our operating losses from our inception through September 30, 2005, we generated a cash flow deficit of $5,307,790 from operating activities from our inception on July 29, 1997 through September 30, 2005. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $3,664,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $338,370 from advances from the Company's officers, principal shareholders and third parties.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditor's report on our December 31, 2004 financial statements states that our recurring losses and default under our debt obligations raise substantial doubts about our ability to continue as a going concern.

We entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of November 13, 2005, $628,761 has been converted or paid down and $1,371,239 was remaining. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40%of the average of the three lowest intraday trading prices.

We entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of September 30, 2005; we are in default with certain provisions of the Agreement, therefore the rate in effect as of September 30, 2005 is 15% per annum. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40% of the average of the three lowest intraday trading prices.

We entered into a Securities Purchase Agreement with four accredited investors on September 19, 2005 for the issuance of an aggregate of $450,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 450,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2006 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2005, we issued to the investors Convertible Notes under the agreement described above in a total amount of $3,250,000 in exchange for net proceeds of $2,819,146. The proceeds that we received is net of related fees and costs of $430,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of September 30, 2005, we have accrued interest, at a default rate of 15% per annum of approximately $216,740.

Product Research And Development

We do not anticipate performing research and development for any products during the next twelve months.

Number Of Employees

From our inception through the period ended September 30, 2005, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: November 18, 2005	By: /s/ EDWARD LITWAK
Edward Litwak
President, Principal Executive Officer, Principal Accounting Officer and Chief Financial Officer