Form 10KSB
period 2005-12-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2006-05-19
CIK 1129284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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
Common Stock, $.001 par value
(Title if Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes ☐  No  ☒   Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2005 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on May 12, 2006, was $535,618.

As of May 12, 2006 there were 90,458,892 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2005

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management’s Discussion and Analysis and Results of Operation" under Item 6.

In this form 10-KSB references to "Pacificap", “the Company”, "we," "us," and "our" refer to Pacificap Entertainment Holdings, Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We are a development stage company engaged in the film financing and television series production business. Our business plan was modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing. Our management has over 20 years of experience in financing, marketing and merchandising in the movie, music, and corporate industry.

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

Recent Transaction

On December 21, 2005, we entered into an agreement with Collectible Concepts Group, Inc., pursuant to which we agreed to sell our library of nostalgic sporting events, vintage cartoons and classic films to Collectible Concepts Group. The closing of the transaction was contingent upon the cateloguing of the library, which was completed on January 20, 2006, at which time the transaction closed. Pursuant to the agreement, we will receive $50,000 within 90 days of December 21, 2005 and received a promissory note for $200,000. The note accrues interest at the rate of six percent per annum and is becomes due on December 15, 2010.

New Business Plan

We are now following the business plan adopted by Pacificap, which had developed a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film. Altering the risk profile means that we look to various rights to the movies in domstic and foreign territories prior to, instead of after, the film release. We look to participate in the following ways:

- Leveraging film-financing funding;

- Aligning with strategic content providers;

- Acting as a merchant bank from the risk profile in the production of films;

- Developing continued cash flow from production fees, licensing fees, marketing, and merchandising; and

- Participating in the equity profit of each film without deploying corporate capital.

By employing a securitized and cross-collateralized capital structure used by the major film studios, our business plan will attempt to mitigate the risks normally associated with independent filmmaking. A securitized and cross-collateralized capital structure involves using multiple movies as security for obtaining financing. Instead of obtaining financing for a single film production, this capital structure aims to obtain financing for several films, in the range of three to five films, with the investors receiving a security interest in each of the film projects. This allows the risk of investing in films to be spread across multiple films, understanding that one or more particular films may be unsuccessful, but one successful film should provide enough revenue and profits to repay the investment.

By producing commercially-driven yet uncompromising entertainment, we hope our business model will also be a vehicle capable of generating returns for investors. We will be responsible for funding owning and exploiting the intellectual property that will be created from each individual project.

FILM FINANCE

Traditional Film Finance

In the past, the most common methods of motion picture financing have been “equity pre-sale”, “rights pre-sale”, “studio output”, and “first look” arrangements.

•
In an “equity pre-sale” deal, for example, a producer circles investors prior to the making of a film and equity investors pay all costs. P&A (distribution) expenses are usually financed by the distributor, but are recouped in fist position pushing all risk to the investors.

•
In a “rights pre-sale” deal, a producer offers the film to foreign (usually) or other distributors who agree to purchase some of the distribution rights upon completion of the film. If approximately 1.3 to 1.5 times the cost of the film can be pre-sold, a production lender loans the funds to produce the picture, subject to the credit-worthiness of the obligated distributors.

•
In a “studio-output” (financing) deal, the owner of a script enters an agreement with a studio that likes the concept. The studio manages production, funds production and, almost always retains all proceeds generated from the film. The script owner can often receive a moderate fee and a “net” profit participation typically around 5%. This net profit participation, after allocation of studio overhead, is rarely, if ever, paid.

•
In a “first look” (financing) deal, a studio enters into a contract relationship with a filmmaker or star agreeing to pay overhead and development expenses in exchange for a priority position to produce and distribute that person’s films. If the studio rejects a project, the filmmaker or star may present the project to other studios.

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

Under our co-financing arrangement, we and the distributing studio will each finance 50% of the production and marketing costs, and will split the related profits (after the pre-arranged distribution fees, third-party fees and distribution expenses). The studio will both share risk with investors and will provide guidance to the project on elements critical to globally-released films. Investors will therefore benefit from an extensive alignment of interest between the project and the studio/distributor.

PORTFOLIO

While the average return of a motion picture is close to 12%, the standard deviation of returns is high; therefore, the likelihood of a single film achieving this average return is quite low. This means that the risk-adjusted return on single films is too low to adequately compensate equity investors.

With our business model, however, assets will be pooled to create a portfolio of feature-quality, widely-released, completion-bonded and globally-distributed films, designed to eliminate the risks associated with a single film project. Modeling and analysis of historical performance suggest that a “portfolio” effect tends to be achieved when 14 or more pictures are produced and distributed over a five- to six-year period. When a portfolio of 20 pictures can be distributed over this period, the likelihood of the transaction repaying its senior debt is greater than 99% and the probability of generating positive returns to equity investors is over 90%. Furthermore, in simulation models using randomly selected historical film performance, this structure generates returns for investors which can exceed 50%; given the leveraged structure, the actual returns can be even higher. This means that, even in the case where a portfolio of films is randomly selected from actual historical data, the structure mitigates the equity investors’ exposure to single-film risk without significantly mitigating the opportunity for strong gains.

DISTRIBUTION

The actual results from past films suggest that a movie that is widely distributed tends to recoup most of its costs, even if the quality and commercial appeal of the movie turn out to be below average. Conversely, a “good” film can fail to generate acceptable receipts if it is not adequately distributed.

A securitized film structure like this Project require that each film be “widely released” on a global basis. While there tend to be many variables in the final terms of such a distribution arrangement, a wide release typically means that each film is theatrically released in the U.S. and Canada (the “Domestic” market) on 1,500 or more screens and on a similar number of screens within a reasonably short period of time overseas (the “International” market). To ensure complete distribution of the entire portfolio, the lender tends to require that the distribution partner maintain an investment-grade credit rating - the senior unsecured debt rating of the entity or its parent company must be BBB - SS&P)/Baa3 (Moody’s) or higher. The film distributors that meet this qualification and thus that are eligible candidates for the Project’s distribution partner(s) are Fox, Disney, Sony, Paramount, Warner, and Universal. This correspondingly protects the equity investors with the increased certainty that the films will continue to be distributed throughout the life of the project.

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

BUSINESS PRACTICE

While written agreements are necessary, the spirit of any agreement is the correct measure of ethics. The business model’s structure includes a team of professionals with complementary skills who also have the demonstrated maturity in their convictions to fully embrace and enforce the principles upon which this business model is being founded. The project’s management and oversight board will not only honor all contractual arrangements but also ultimately adhere to a standard that demands the utmost in business ethics and morality and that embraces a system of checks and balances.

CURRENT PROJECTS

Americal Cannibal

We completed filming of our first movie, entitled, “American Cannibal: The Road to Reality.” The film is a documentary that follows the creation and filming of a reality television show called American Cannibal. Two aspiring TV writer-producers were hired to create a brutal all-or-nothing reality show. The entire process was documented and filmed to the end, when a contestant was critically injured and production was forced to shut down. “American Cannibal” provides full access to behind-the-scenes action and interviews with several reality TV veterans. “American Cannibal” premiered at the Tribeca Film Festival in New York City in April 2006.

We are attempting to sell licensing rights for domestic and international theatrical distribution with television/cable/pay-per-view rights to follow. DVD and follow-up material for home video is expected to follow after rights have been sold.

Rebel Gucci

We own the rights to produce a television reality show surrounding the life of Gemma Gucci, daughter of Paulo and Jenny Gucci, of the Gucci fashion designers. WE, the Women’s Entertainment cable channel, has greenlighted and agreed to show one season of 13 shows (Variety Magazine, November 29, 2005). At this time, we have not begun production of the show as it will cost at least $200,000 per episode to produce. We are currently seeking funding for this project, however, no assurances can be given that we will be able to secure the funding needed on a timely basis, if at all.

The show would follow Gemma, just out of school, as she tries to make a name for herself as a designer in the fashion industry.  Presently residing in London, Gemma recently graduated from Saint Andrews, alongside Prince William. REBEL GUCCI will begin as Gemma breaks free from college and her mom’s side. She will make her way to America, to begin a career as a designer.

It's not exactly the type of design work most people expect from a Gucci; as many of those around her try to persuade Gemma to go the obvious route for a Gucci - Catwalks, Fifth Avenue, Rodeo Drive, Movie Stars and Milan. To the contrary, Gemma's ideal role model is Martha Stewart,. Gemma is coming to New York and L.A. to be the next generation’s Martha Stewart, but first she needs to convince “Uncle Eddie.”

“Uncle Eddie” is not really Gemma's uncle, but a pseudonym for a dominant figure she's known all her life. Eddie is the agent who made household names out of Wolfgang Puck, Ralph Lauren and Gemma's father, Paolo Gucci. Residing in America, Uncle Eddie sees Gemma as the next big couture designer, but it's not for her. Eddie isn't the only intriguing character in Gemma's world; her mother Jenny is an opera singer and a woman who has lived a complex and privileged life. Jenny's been part of lavish lifestyles and will “attempt” to guide Gemma down a path she sees fit for her. But Gemma will have a different opinion.

As episodes of this program roll out, Gemma will get her line of houseware motif together, she will get a backer and a company started, and we will see the struggles, humor and determination of a young woman who has the drive to make a name for herself -- in spite of having one of the most famous names on the planet. Thus the irony of the title, REBEL GUCCI.

Employees

At May 1, 2006, we had 2 non-union employees, who are both executives. We consider our relations with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our principal office at 9150 Wilshire Boulevard, Suite 242, Beverly Hills, California 90212. Our telephone number at that office is (310) 246-0090. Beginning in November 2004, the Company leases office space at a rate of $4,502 per month on a four year lease. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is approved for quotation on the OTC Bulletin Board under the symbol “PFEH.” Prior to December 4, 2003, our common stock was quoted under the symbol “CVOS.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High($)	Low ($)

Fiscal Year 2004
First Quarter	1.18	0.03
Second Quarter	0.48	0.12
Third Quarter	0.34	0.01
Fourth Quarter	0.06	0.01

Fiscal Year 2005
First Quarter	0.03	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Fiscal Year 2006
First Quarter	0.03	0.01
Second Quarter (1)	0.01	0.01

(1) As of May 12, 2006.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 300,000,000 shares of common stock, par value $.001. As of May 12, 2006, there were 90,458,892 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

PREFERRED STOCK

We are authorized to issue up to 50,000,000 shares of Preferred Stock, par value $.001. As of May 12, 2006, there were no shares of preferred stock issued and outstanding.

OPTIONS

None.

WARRANTS

In connection with a Securities Purchase Agreement dated June 10, 2004, we issued 2,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.24 per share. In connection with a Securities Purchase Agreement dated December 17, 2004, we issued 2,800,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In connection with a Securities Purchase Agreement dated September 19, 2005, we issued 450,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In connection with a Securities Purchase Agreement dated January 23, 2006, we issued 180,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share.

CONVERTIBLE SECURITIES

Not including approximately 5,430,000 shares of common stock issuable upon exercise of outstanding warrants, approximately 2,160,719,224 shares of common stock are issuable upon conversion of outstanding promissory notes, which includes 143,988,481 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated June 10, 2004, 1,563,167,027 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated December 17, 2004, 323,974,083 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated September 19, 2005 and 129,589,633 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated January 23, 2006.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004, and amended on August 31, 2005 and January 23, 2006, for the sale of (i) $2,800,000 in secured convertible notes and (ii) warrants to buy 2,800,000 shares of our common stock. We are registering 1,000,000 shares in this offering underlying the secured convertible notes and we are registering 2,800,000 shares underlying the warrants.

The investors provided us with an aggregate of $2,800,000 as follows:

•	$1,400,000 was disbursed on December 17, 2004;

•	$900,000 was disbursed on June 1, 2005;

•	$150,000 was disbursed on July 1, 2005;

•	$170,000 was disbursed on August 1, 2005; and

•	$180,000 was disbursed on September 1, 2005.

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.35; or
•	30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 19, 2005 and amended on January 23, 2006 for the sale of (i) $450,000 in secured convertible notes and (ii) warrants to buy 450,000 shares of our common stock.

The investors purchased all the secured convertible notes on September 19, 2005.

The secured convertible notes bear interest at 10%, mature three from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.02; or
•	30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on January 23, 2006 for the sale of (i) $180,000 in secured convertible notes and (ii) warrants to buy 180,000 shares of our common stock.

The investors purchased all the secured convertible notes on January 23, 2006.

The secured convertible notes bear interest at 10%, mature three from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.02; or
•	30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

•	A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
A description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	A brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	A toll-free telephone number for inquiries on disciplinary actions;
•	Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

•	The bid and offer quotations for the penny stock;
•	The compensation of the broker-dealer and its salesperson in the transaction;
•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

None.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o business combinations;
o stock-based compensation;
o revenue recognition;
o capitalized film costs;
o manufacturing costs; and
o exploitation costs and advertising.

Business combinations

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets, such as goodwill, business trade name and reputation of executive officers and directors. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Accounting for business combinations refers to our prior reverse merger in 2003 and our acquisition of assets in 2004. We currently are not looking to or anticipating acquiring any businesses, however, should an opportunity arise, we will review and consider each on a case-by-case basis.

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

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

From our inception, we have incurred significant costs in connection with the issuance of equity- based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. We anticipate continuing to incur such costs in order to conserve our limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

We account for equity based compensation, issued to non-employees in exchange for goods or services , in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006. Currently, we accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the our results of operations in the first quarter of fiscal year 2006 and thereafter.

Revenue Recognition

We recognize revenue in accordance with American Institute of Certified Public Accountants Statements of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. SOP 00-2 requires that the following conditions must be met before we can recognize revenue from a sale or licensing arrangement of a film:

•	Persuasive evidence of a sale or licensing arrangement with a customer exists;
•	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;
•	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale;
•	The arrangement fee is fixed or determinable; and
•	Collection of the arrangement fee is reasonably assured.

If we do not meet any one of the preceding conditions, we should defer recognizing revenue until all of the conditions are met.

Capitalized Film Costs

We follow the policy of capitalizing the costs of producing a film and bringing that film to market, and reporting the film costs as a separate asset on our balance sheet. We account for interest costs related to the production of a film in accordance with the provisions in FASB Statement No. 34, Capitalization of Interest Cost. Production overhead, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include administrative and general expenses, the costs of certain overall deals, or charges for losses on properties sold or abandoned.

For an episodic television series, ultimate revenue for an episodic television series can include estimates from the initial market and secondary markets. Until we can establish estimates of secondary market revenue, we follow the policy of capitalizing costs for each episode produced that does not exceed an amount equal to the amount of revenue contracted for that episode. Film costs in excess of this limitation on an episode-by-episode basis will be expensed as incurred, and such amounts will not be restored as film cost assets in subsequent periods. We expense all capitalized costs for each episode as we recognize the related revenue for each episode. Once we can establish estimates of secondary market revenue, we will capitalize subsequent film costs.

We amortize film costs using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

If an event or change in circumstance indicates that we should assess whether the fair value of a film is less than its unamortized film costs, we will determine the fair value of the film (the determination of which is affected by estimated future exploitation costs still to be incurred) and charge to operations the amount by which the unamortized capitalized costs exceeds the film's fair value.

Manufacturing Costs

We follow the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. We will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. We follow the policy of charging the cost of theatrical film prints to expense over the period benefited.

Exploitation Costs and Advertising

We account for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred.

Recent Accounting Pronouncements

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

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Results of Operations

We are in the development stage and to date, have not generated revenues. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this prospectus concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors., including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry. As a result of limited capital resources and no revenues from operations from our inception, we have relied on the issuance of equity securities to non-employees in exchange for services. We enter into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123." In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees in stock for services during the next twelve months. This policy will have a material effect on our results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2006 from actual operation as we transition from a development stage company to that of an active, operating company. Potential revenue includes the sale of or distribution rights of our “American Cannibal” movie.

Costs And Expenses

From our inception through December 31, 2005, we have not generated any revenues. We have incurred losses of $52,642,909 during this period. These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees.

Liquidity And Capital Resources

As of December 31, 2005, we had a working capital deficit of $4,806,378. As a result of our operating losses from our inception through December 31, 2005, we generated a cash flow deficit of $5,538,487 from operating activities from our inception on July 29, 1997 through December 31, 2005. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $3,814,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $378,531 from advances from our officers, principal shareholders and third parties.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development and to acquire desirable film library assets. We are discussing possible joint venture arrangements to share or finance costs, and pre selling advertising and or sponsorships to raise working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

The independent auditor's report on our December 31, 2005 financial statements states that our recurring losses and default under our debt obligations raise substantial doubts about our ability to continue as a going concern.

We entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of May 12, 2006, $479,885 has been converted or paid down and $1,520,115 was remaining. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40%of the average of the three lowest intraday trading prices. Effective January 23, 2006; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

We entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of December 31, 2005; we are in default with certain provisions of the Agreement, therefore the rate in effect as of December 31, 2005 is 15% per annum. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40% of the average of the three lowest intraday trading prices. Effective January 23, 2006, the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

We entered into a Securities Purchase Agreement with four accredited investors on September 19, 2005 for the issuance of an aggregate of $450,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 450,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2006 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective January 23, 2006; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

As of December 31, 2005, we issued to the investors Convertible Notes under the agreement described above in a total amount of $3,250,000 in exchange for net proceeds of $2,758,146. The proceeds that we received is net of related fees and costs of $491,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of December 31, 2005, we have accrued interest, at a default rate of 15% per annum of approximately $339,617.

We entered into a Securities Purchase Agreement with four accredited investors on January 23, 2006 for the issuance of an aggregate of $180,000 of secured convertible notes, and attached to the secured convertible notes were warrants to purchase 180,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2006 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

In connection with the sale of the secured convertible notes, we granted the investors registration rights and security interests in all of our assets. Several events of default have occurred regarding all of the secured convertible notes, including failure to increase the number of shares of authorized common stock, failure to have a sufficient number of shares reserved for issuance upon conversion of the secured convertible notes and warrants, and failure to have an effective registration statement for the shares underlying secured convertible the notes and warrants. As a result of these defaults, we are obligated to pay the note holders the principal amount of the notes together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under these agreements. The secured convertible note holders have informed us that they do not intend to take any action at this time due to the default. We do not, however, have any legally binding commitment from the note holders to waive the default provision of the debenture. These events of default, taken as a whole, are reasonably likely to have a material impact on our short-term and long-term liquidity. The investors have been willing in the past to provide us with capital as needed to sustain our day-to-day operations and to forego enforcing default provisions, however, no assurance can be given that they will provide such capital in the future or continue to forego enforcing default provisions, which they are under no obligation to do so. In the event that we need additional capital in the future for our day-to-day operations, and the investors do not provide such funds, we will have to seek capital from new investors. As a result of these events of default and that all of our assets are secured by the current investors, it is highly unlikely that we would be able to obtain additional capital from other investors. If we are unable to obtain additional capital, we would likely be required to curtail or cease our operations. As all of our assets are secured by our existing lendors, of which we are currently in default, we do not anticipate filing for bankruptcy protection, as all of our assets would be transferred to our lendors pursuant to our existing security agreements.

The securities purchase agreements we entered into in June 2004, December 2004, September 2005 and January 2006 were with the same four institutional investors.

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

Number of Employees

From our inception through the period ended December 31, 2005, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Risks Relating to Our Business:

We are Currently in Default under the Securities Purchase Agreements and Secured Convertible Notes and the Investors Have the Right to Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreements we entered into in December 2004 and September 2005, we granted in favor of the investors a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. Pursuant to the terms of the Securities Purchase Agreements, an event of default has occurred. As of December 31, 2005, we owed the investors $4,770,115 in face amount of secured convertible notes, plus interest and default payments. As a result of the events of a default, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of the date of this filing, the Investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future. If the investors declare an event of default and take possession of our property, we will lose all of our assets and may have to file for bankruptcy protection.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have not generated any revenues since our inception. We incurred net losses of $4,314,470 for the year ended December 31, 2005 and $4,946,614 for the year ended December 31, 2004 (as restated). We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our film finance, sales and marketing activities. We anticipate that we will require up to approximately $2,000,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. We currently do not have any contracts of commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 15, 2006, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended December 31, 2005 and 2004 in the amounts of $4,314,470 and $4,946,614, respectively and being in default under the terms of our capital notes and notes payable obligations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Secured Convertible Notes, and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of May 12, 2006, we had 90,458,892 shares of common stock issued and outstanding, secured convertible notes outstanding pursuant to our June 2004 securities purchase agreement that may be converted into an estimated 2,894,985,334 shares of common stock at current market prices, secured convertible notes outstanding pursuant to our December 2004 securities purchase agreement that may be converted into an estimated 600,000,000 shares of common stock at current market prices and outstanding warrants to purchase 3,250,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction upon the effectiveness of the resale registration statement which has been filed with the SEC but not yet declared effective. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of May 12, 2006 of $0.006.

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 70%	Issuable	Stock

25%	$.0045	$.00135	1,941,658,519	95.55%
50%	$.003	$.0009	2,912,487,778	96.99%
75%	$.0015	$.00045	5,824,975,556	98.47%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price feature of our Secured Convertible Notes May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

The secured convertible notes are convertible into shares of our common stock at a 70% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sell material amounts of common stock could encourage short sales by other investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Notes and Registered Pursuant To a Registration Statement May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering on a Registration Statement Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we have allocated and registered 200,000,000 shares to cover the conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and are registering pursuant to a resale registration statement may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such additional registration statement.

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Notes, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In December 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $2,800,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. As discussed elsewhere herein, we are currently in default under the terms of the various securities purchase agreements and secured convertible notes, although, as of the date of filing, the investors have not exercised any of their rights, as discussed above.

We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies approved for quotation on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 7.	FINANCIAL STATEMENTS

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Registered Independent Certified Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2005 and 2004	F-2
Consolidated Statements of Losses for the years ended December 31, 2005 and 2004, and for the period July 29, 1997 (date of inception) to December 31, 2005	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the years ended December 31, 2005 and 2004, and for the period July 29, 1997 (date of inception) to December 31, 2005	F-4 - F-10
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period July 29, 1997 (date of inception) to December 31, 2005	F-11 - F-12
Notes to Consolidated Financial Statements	F-13 - F-33

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Pacificap Entertainment Holdings, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries (the “Company”), a development stage Company, as of December 31, 2005 and 2004 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the years then ended and for the period July 29, 1997 (date of inception) to December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and from July 29, 1997 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default under the terms of its debt obligations and has not established a source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accounting Firm
McLean, Virginia
April 15, 2006

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS		(As restated- see Note K)
Current assets:
Cash and cash equivalents	$422	$269,715
Total current assets	422	269,715

Property and equipment:
Office furniture, net of accumulated depreciation of $6,623 and $1,682 at December 31, 2005 and 2004, respectively	12,702	8,799

Other assets:
Capitalized film costs (Note A)	750,000	-
Prepaid interest	152,872	303,502
Financing Costs, net of accumulated amortization and write off of $322,221 and $63,637 at December 31, 2005 and 2004, respectively	417,496	422,653
Restricted cash	-	235,903
Other	-	4,502
Total other assets	1,320,368	966,560

Total assets	$1,333,492	$1,245,074

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,773,536	$989,556
Other accrued liabilities	380,000	380,000
Notes payable , current portion	2,230,145	1,131,165
Advances from related parties	358,119	275,190
Other advances	65,000	45,000
Total current liabilities	4,806,800	2,820,911

Notes payable, long-term portion	756,347	390,151
Derivative liability relating to convertible debentures	5,811,478	3,801,741
Warrant liability relating to convertible debentures	10,263	44,802
Total long term debt	6,578,088	4,236,694

Total liabilities	11,384,888	7,057,605

Commitments and contingencies	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2005 and December 31, 2004	-	-
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 89,563,261 and 38,336,501 shares issued at December 31, 2005 and 2004, respectively	89,563	38,337
Additional paid-in-capital	42,501,950	42,477,571
Deficit accumulated during development stage	(52,642,909)	(48,328,439)
Total (deficiency in) stockholders equity	(10,051,396)	(5,812,531)
Total liabilities and (deficiency in) stockholders’ equity	$1,333,492	$1,245,074

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSS

	For the Year ended December 31,		For the Period July 29, 1997 (Date of Inception) to December 31, 2005
	2005	2004
		(As restated - see Note K)
Costs and Expenses:
Selling, general and administrative	$1,623,838	$3,112,184	$14,848,995
Acquisition of Pacificap Entertainment Holdings, Inc. (Note B)	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	2,248,461
Impairment of film library	-	-	372,304
Impairment of investment	-	-	62,500
Depreciation	4,941	662	202,808
Total operating expenses	1,628,779	3,112,846	46,845,068

Loss from operations	(1,628,779)	(3,112,846)	(46,895,068)

Other income (expenses):
Other income (expenses)	-	-	114,758
Interest income (expenses)	(2,533,968)	(1,387,225)	(4,696,119)
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	(151,723)	(446,543)	(598,266)
Total other (expenses)	(2,685,691)	(1,833,768)	(5,179,627)

Loss from continuing operations, before income taxes and discontinued operations	(4,314,470)	(4,946,614)	(52,074,695)
Provision for income taxes	-	-	-

Loss from continuing operations, before discontinued operations	(4,314,470)	(4,946,614)	(52,074,695)
Loss from discontinued operations	-		(352,905)
Income on disposal of discontinued operations, net	-	-	78,973

Net loss	$(4,314,470)	$(4,946,614)	$(52,348,627)

Cumulative effect of accounting change	-	-	(294,282)

Net loss applicable to common shares	$(4,314,470)	$(4,946,614)	$(52,642,909)

Loss per common share (basic and assuming dilution)	$(0.07)	$(0.19)
Continuing operations	$(0.07)	$(0.19)
Discontinued operations	$-	$-

Weighted average shares outstanding	66,158,104	26,130,548

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Common Stock subscription	Additional Paid in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
Shares issued at date of inception (July 29, 1997) to founders in exchange for contribution of organization costs valued at $27.38 per shares, as restated	-	$-	422	$1	$-	$11,552	$-	$-	$11,553
Net Loss	-	-	-	-	-	-	-	-	-
Balance at December 31, 1997	-	$-	422	$1	$-	$11,552	$-	$-	$11,553
Shares issued December 22, 1998 to consultants in exchange for services valued at $.054 per shares	-	-	37,083	37	-	1,965	-	-	2,002
Shares issued December 22, 1998 to President in exchange for debt valued at $.054 per shares	-	-	277,778	278	-	14,722	-	-	15,000
Operating expenses incurred by principal shareholder	-	-	-	-	-	8,925	-	-	8,925
Net loss	-	-	-	-	-	-	(212,773)	-	(212,773)
Balance at December 31, 1998	-	$-	315,283	$316	$-	$37,164	$(212,773)	$-	$(175,293)
Shares issued on April 13, 1999 for cash in connection with private placement at $30.08 per share	-	-	133	-	-	4,000	-	-	4,000
Shares issued on April 13, 1999 to consultants in exchange for services valued at $30.00per share	-	-	6,000	6	-	179,994	-	-	180,000
Shares issued May 28, 1999 in exchange for services valued at $.001 per share	855,000	855	-	-	-	-	-	-	855
Contribution of shares to treasury on September 30, 1999 by principal shareholder	-	-	(94,048)	-	-	94	-	(94)	-
Shares issued on November 12, 1999 for cash in connection with private placement at $3.00 per share	-	-	33,333	33	-	99,967	-	-	100,000
Release of shares held in treasury and acquisition of Cavalcade of Sports Network, Inc on December 16, 1999	-	-	94,048	-	-	282,050	-	94	282,144
Operating expenses incurred by principal shareholder	-	-	-	-	-	6,000	-	-	6,000
Net Loss	-	-	-	-	-	-	(438,045)	-	(438,045)
Balance at December 31, 1999	855,000	$855	354,749	$355	$-	$609,269	$(650,818)	$-	$(40,339)

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Common Stock Subscription	Additional Paid in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
Balance Forward	855,000	$855	354,749	$355	$-	$609,269	$(650,818)	$-	$(40,339)
Shares issued in March 2000 in exchange for debt at $37.50 per share	-	-	2,060	2	-	77,245	-	-	77,247
Shares issued March 28, 2000 in exchange for services at $37.50 per share	-	-	70	-	-	2,625	-	-	2,625
Shares issued April 27, 2000 in exchange for services at $37.50 per share	-	-	250	-	-	9,375	-	-	9,375
Shares issued May 8, 2000 in exchange for services at $37.50 per share	-	-	417	1	-	15,624	-	-	15,625
Shares issued May 17, 2000 in exchange for services at 37.50 per share	-	-	833	1	-	31,249	-	-	31,250
Shares issued June 2000 in exchange for debt at $37.59 per share	-	-	133	-	-	5,000	-	-	5,000
Shares issued June 2000 in exchange for services at $37.46 per share	-	-	589	1	-	22,082	-	-	22,083
Shares issued July 25, 2000 in exchange for debt at $37.88 per share	-	-	33	-	-	1,250	-	-	1,250
Shares issued August 2000, in exchange for services at $37.50 per share	-	-	2,167	2	-	81,248	-	-	81,250
Conversion of preferred stock on September 18, 2000	(855,000)	(855)	-	-	-	-	-	-	(855)
Shares issued October 13, 2000, in exchange for services at $37.86 per share	-	-	35	-	-	1,325	-	-	1,325
Shares issued October 30, 2000 in exchange for services at $37.48 per share	-	-	667	1	-	24,999	-	-	25,000
Shares issued November 9, 2000 in exchange for services at $37.65 per share	-	-	83	-	-	3,125	-	-	3,125
Shares issued December 1, 2000 in exchange for services at $36.76 per share	-	-	17	-	-	625	-	-	625
Operating expenses incurred by principal shareholder	-	-	-	-	-	6,000	-	-	6,000
Net Loss	-	-	-	-	-	-	(856,968)	-	(856,968)
Balance at December 31, 2000	-	$-	362,103	$363	$-	$891,041	$(1,507,786)	$-	$(616,382)

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Common Stock Subscription	Additional Paid in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
Balance Forward	-	$-	362,103	$363	$-	$891,041	$(1,507,786)	$-	$(616,382)
Shares issued in January 2001, in exchange for services at $37.50 per share	-	-	6,667	7	-	249,993	-	-	250,000
Shares issued in April 2001, in exchange for services at $37.50 per share	-	-	4,000	4	-	149,996	-	-	150,000
Shares issued in April 2001, in exchange for advances from officers at $37.50 per share	-	-	3,333	3	-	124,997			125,000
Shares issued in 2001, in exchange for services at $37.50 per share	-	-	2,500	3	-	93,747	-	-	93,750
Shares issued in 2001, in exchange for services at $37.50 per share	-	-	1,000	1	-	37,499	-	-	37,500
Fractional shares	-	-	(5)	-	-	-	-	-	-
Shares canceled in November 2001, for services that were not performed and shares were previously issued in October 2001	-	-	(667)	(1)	-	(24,999)	-	-	(25,000)
Shares issued in December 2001, to board of directors members for services at 37.50 per share	-	-	2,100	2	-	78,748	-	-	78,750
Operating expenses incurred by principal shareholder	-	-	-	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	-	-	(1,257,584)	-	(1,257,584)
Balance at December 31, 2001	-	$-	381,031	$382	$-	$1,607,022	$(2,765,370)	$-	$(1,157,966)

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Treasury Stock	Total
Balance Forward	-	$-	381,031	$382	$1,607,022	$(2,765,370)	$-	$(1,157,966)
Shares issued in January 2002, in exchange for investment at $37.50 per share	-	-	1,667	2	62,498	-	-	62,500
Shares issued in March 2002, in exchange for services at $37.50 per share	-	-	8,333	8	312,492	-	-	312,500
Shares issued in June 2002, in exchange for services at approximately $40.15 per share	-	-	18,890	19	758,356	-	-	758,375
Shares issued in June 2002, in exchange for debts at $37.50 per share	-	-	2,667	2	99,998	-	-	100,000
Shares issued in July 2002, in exchange for services at $10.84 per share	-	-	717	1	7,769	-	-	7,770
Shares issued in July 2002, in connection with acquisition of Cineports.com, Inc. at approximately $7.50 per share	-	-	159,653	160	1,197,237	-	-	1,197,397
Shares issued in August 2002, in exchange for services at approximately $10.84 per share	-	-	2,133	2	23,127	-	-	23,129
Shares issued in September 2002, in exchange for services at approximately $10.84 per share	-	-	10,000	10	108,410	-	-	108,420
Shares issued in October 2002, in exchange for services at approximately $11.69 per share	-	-	4,000	4	46,736	-	-	46,740
Shares issued in October 2002 for cash in connection with private placement at $6.94 per share	-	-	18,018	18	124,982	-	-	125,000
Shares issued in October 2002, in exchange for interest at approximately $11.68 per share	-	-	507	-	5,920	-	-	5,920
Shares issued in November 2002, in exchange for services at approximately $8.70 per share	-	-	1,667	2	14,498	-	-	14,500
Shares issued in November 2002 for cash in connection with private placement at $10.20 per share	-	-	1,000	1	10,199	-	-	10,200
Shares issued in November 2002 for cash in connection with private placement at $7.50 per share	-	-	4,000	4	29,996	-	-	30,000
Shares issued in November 2002, in exchange for debts at $37.49 per share	-	-	867	1	32,499	-	-	32,500
Shares issued in November 2002, in exchange for interest at $37.56 per share	-	-	217	-	8,150	-	-	8,150
Shares issued in December 2002, in exchange for services at approximately $12.26 per share	-	-	9,333	9	114,371	-	-	114,380
Warrants issued in connection with acquisition of Cineports	-	-	-	-	1,051,065	-	-	1,051,065
Options issued in exchange for services rendered	-	-	-	-	661,365	-	-	661,365
Net loss	-	-	-	-	-	(5,210,614)	-	(5,210,614)
Balance at December 31, 2002	-	$-	624,700	$625	$6,276,690	$(7,975,984)	$-	$(1,698,669)

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Shares	Share Amount		Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Treasury Stock	Total
Balance forward	-		$-	624,700	$625	$6,276,690	$(7,975,984)	$-	$(1,698,669)
Shares issued in January 2003 in exchange for services at approximately $4.63 per share	-		-	56,300	56	260,434	-	-	260,490
Shares issued in February 2003 in exchange for services at $2.10 per share	-		-	36,683	37	77,000	-	-	77,037
Shares issued in February 2003 for cash in connection with private placement at $1.20 per share	-		-	6,667	6	7,994	-	-	8,000
Shares issued in February 2003 in exchange for services at $1.50 per share	-		-	6,667	6	9,994	-	-	10,000
Shares issued in April, 2003 in exchange for services at $.90 per share	-		-	14,000	14	12,586	-	-	12,600
Shares issued in April 2003 in exchange for expenses paid by shareholders at $.90 per share	-		-	22,222	22	19,978	-	-	20,000
Shares issued in April 2003 in exchange for financing expenses at $.90 per share	-		-	22,960	23	20,641	-	-	20,664
Shares issued in April 2003 for cash in connection with private placement at $1.20 per share	-		-	4,333	4	4,996	-	-	5,000
Shares issued in May 2003 in exchange for financing expenses at $1.65 per share	-		-	2,591	3	4,272	-	-	4,275
Shares issued in May 2003 in exchange for services at $1.50 per share	-		-	17,667	18	25,882	-	-	25,900
Shares issued in May 2003 for cash in connection with private placement at $.90 per share	-		-	16,667	17	14,983	-	-	15,000
Shares issued in May 2003 in exchange for expenses paid by shareholders at $.90 per share	-		-	22,167	22	19,978	-	-	20,000
Shares issued in July 2003 in exchange for services at $2.10 per share	-		-	13,850	14	29,006	-	-	29,020
Shares issued in July 2003 in exchange for debts at $.70 per share	-		-	14,334	14	9,986	-	-	10,000
Shares issued in July 2003 in exchange for financing expenses at $3.60 per share	-		-	37,487	38	134,915	-	-	134,953
Shares issued in August 2003 in exchange for services at $3.14 per share	-		-	37,667	38	117,762	-	-	117,800
Shares issued in August 2003 in exchange for debts at $.81 per share	-		-	43,667	44	35,456	-	-	35,500
Shares issued in September 2003 in exchange for services at $1.80 per share	-		-	264,916	265	280,085	-	-	280,350
Fractional shares issued in September 2003 due to rounding resulted from reverse stock split	-		-	1,210	1	(1)	-	-	-
Shares issued in October 2003 in exchange for financing expenses at $2.00 per share	-		-	50,000	50	99,950	-	-	100,000
Shares issued in October 2003 in exchange for services at $1.59 per share	-		-	2,405,000	2,405	3,826,895	-	-	3,829,300
Shares issued in November 2003 in exchange for services at $1.18 per share	-		-	43,000	43	50,707	-	-	50,750
Shares issued in November 2003 in exchange for interest expenses at $1.25 per share	-		-	10,000	10	12,490	-	-	12,500
Shares issued in November 2003 in exchange for financing expenses at $1.75 per share	-		-	14,000	14	24,486	-	-	24,500
Shares issued in December 2003 in exchange for services at $1.28 per share	-		-	29,500	29	37,871	-	-	37,900
Shares issued in connection with acquisition of Pacificap	-		-	18,000,000	18,000	29,142,000	-	-	29,160,000
Net loss	-		-	-	-	-	(35,405,841)	-	(35,405,841)
Balance at December 31, 2003	-	$		21,818,255	$21,818	40,557,036	$(43,381,825)	$-	$(2,802,971)

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	$-	21,818,255	$21,818	$40,557,036	$(43,381,825)	$(2,802,971)
Shares issued in January, 2004 in exchange for interest expense at approximately $1.01 per share	-	-	145,166	145	146,473	-	146,618
Shares issued in January, 2004 in exchange for services at approximately $1.01 per share	-	-	125,000	125	126,125	-	126,250
Shares issued in February, 2004 in exchange for services at approximately $0.66 per share	-	-	687,886	688	453,178	-	453,866
Shares issued in March, 2004 in exchange for services at approximately $0.52 per share	-	-	293,250	293	151,637	-	151,930
Shares issued in April, 2004 in exchange for services at approximately $0.40 per share	-	-	440,000	440	175,560	-	176,000
Shares issued in April, 2004 in exchange for services at approximately $0.39 per share	-	-	175,000	175	68,075	-	68,250
Shares issued in May, 2004 in exchange for services at approximately $0.34 per share	-	-	75,000	75	25,425	-	25,500
Shares issued in May, 2004 in exchange for services at approximately $0.30 per share	-	-	10,000	10	2,990	-	3,000
Shares issued in May, 2004 in exchange for services at approximately $0.24 per share	-	-	400,000	400	95,600	-	96,000
Shares issued in May, 2004 in exchange for services at approximately $0.25 per share	-	-	285,000	285	70,965	-	71,250
Shares issued in June, 2004 in exchange for settlement of interest at approximately $0.30 per share	-	-	10,000	10	2,990	-	3,000
Shares issued in July, 2004 in exchange for services at approximately $0.28 per share	-	-	1,038,538	1,039	289,750	-	290,789
Shares issued in July, 2004 in exchange for settlement of interest at approximately $0.28 per share	-	-	44,275	45	12,355	-	12,400
Shares issued in July, 2004 in exchange for services at approximately $0.22 per share	-	-	250,000	250	54,750	-	55,000
Shares issued in July, 2004 in exchange for services at approximately $0.28 per share	-	-	100,000	100	27,900	-	28,000
Shares issued in July, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	75,900	-	77,000
Shares issued in August. 2004 in exchange for services at approximately $0.02 per share	-	-	250,000	250	4,750	-	5,000
Shares issued in September, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	6,490	-	7,590
Shares issued in October, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	4,950	-	6,050
Shares issued in November, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	4,730	-	5,830
Shares issued in December, 2004 as payment towards convertible debentures	-	-	2,200,000	2,200	13,750	-	15,950
Shares issued in December, 2004 in exchange for services at approximately $0.02 per share	-	-	810,000	810	15,390	-	16,200
Shares issued in December, 2004 in exchange for interest at approximately $0.02 per share	-	-	197,025	197	3,742	-	3,939
Shares issued in December, 2004 in exchange for acquisition costs at approximately $0.02 per share	-	-	4,582,106	4,582	87,060	-	91,642
Net loss, as restated (Note K)	-	-	-	-	-	(4,946,614)	(4,946,614)
Balance at December 31, 2004	-	-	38,336,501	$38,337	$42,477,571	$(48,328,439)	$(5,812,531)

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	-	38,336,501	$38,337	$42,477,571	$(48,328,439)	$(5,812,531)
Shares issued in January, 2005 as payment towards convertible debentures	-	-	2,200,000	2,200	9,900	-	12,100
Shares issued in February, 2005 as payment towards convertible debentures	-	-	3,300,000	3,300	13,200	-	16,500
Shares issued in March, 2005 in exchange for services at approximately $0.01 per share	-	-	340,000	340	3,060	-	3,400
Shares issued in March, 2005 as payment towards convertible debentures	-	-	2,200,000	2,200	7,700	-	9,900
Shares issued in April, 2005 as payment towards convertible debentures	-	-	1,900,000	1,900	3,420	-	5,320
Shares issued in May, 2005 as payment towards convertible debentures	-	-	10,000,000	10,000	1,600	-	11,600
Shares issued in June, 2005 as payment towards convertible debentures	-	-	19,500,000	19,500	(7,692)	-	11,808
Shares issued in July 2005 as payment towards convertible debentures	-	-	10,900,000	10,900	(6,506)	-	4,394
Shares issued in December 2005 as payment towards convertible debentures	-	-	886,760	886	(303)	-	583
Net Loss	-	-	-	-	-	(4,314,470)	(4,314,470)
Balance at December 31, 2005	-	$-	89,563,261	$89,563	$42,501,950	$(52,642,909)	$(10,051,396)

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,		For the Period July 29, 1997(Date of Inception) to December 31, 2005
	2005	2004
		(As restated - see Note K)
Cash flows from operating activities:
Net loss for the period from continuing operations	$(4,314,470)	$(4,946,614)	$(52,642,909)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	4,941	662	202,808
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	3,400	1,439,537	8,530,733
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	72,744	107,140	179,884
Cumulative pay down of convertible debentures	-	300,000	300,000
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	19,336	45,906
Common stock issued in exchange for expenses paid by shareholders	-	127,500	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	91,642	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	15,280	15,280
Accretion of convertible debentures	1,451,652	390,151	1,841,803
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	151,723	446,543	598,266
Amortization and write off of financing costs	254,157	63,637	317,794
Amortization of prepaid interest	150,630	96,498	247,128
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Capitalized film costs	(750,000)	-	(750,000)
Prepaid expenses	4,502	(4,502)	-
Other receivable	-	-	(30,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	-	-	-
Accounts payable and accrued expenses, net	783,440	157,037	1,830,027
Net cash (used in) operating activities	(2,187,281)	(1,696,153)	(5,538,487)

Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	(8,844)	(8,791)	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	(8,844)	(8,791)	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	82,929	10,789	313,531
Other advances, net	20,000	-	65,000
Proceeds from issuance of notes payable, net of repayments	(13,000)	(15,000)	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs , fees and restrictive cash held in escrow; net of repayments	1,836,903	1,977,808	3,814,711
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	1,926,832	1,973,597	5,706,107

Net increase (decrease) in cash and equivalents	(269,293)	268,653	422
Cash and cash equivalents at the beginning of the period	269,715	1,062	-
Cash and cash equivalents at the end of the period	$422	$269,715	$422

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$96,807	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	3,400	1,439,537	8,530,733

Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	72,204	107,140	179,344
Common stock issued in exchange for interest expense	-	19,336	45,906
Common stock issued in exchange for accrued interest	-	146,617	146,617

Common stock issued in exchange for expenses paid by shareholders	-	127,500	192,500

Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	91,642	91,642
Common stock issued in exchange for financing expenses	-	-	284,392

Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write off of capitalized production costs	-	-	150,273

Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Proceeds from convertible debentures held in escrow	235,293	(235,293)	-
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable	-	486,290	486,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	400,000	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	151,723	446,543	598,266
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, the Company has accumulated losses of $52,642,909.

Change of Control

On September 19, 2003, the Company completed a Plan and Agreement of Reorganization (“Plan”) with Pacificap Entertainment Holdings, Inc., a private-held company organized under the laws of the State of California with no significant assets or operations. Pursuant to the Plan, all previously outstanding common stock owned by Pacificap stockholders was exchanged for an aggregate of 18,000,000 shares of the Company’s common stock.

As a result of the transaction, the Company’s control changed and the Company’s new management took the following steps to restructure the Company:

•	Changed the Company’s name to Pacificap Entertainment Holdings, Inc. from Cavalcade of Sports Media, Inc.
•
Focused the Company’s efforts on developing a film financing and marketing company modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing.

•
The Company’s Board of Directors affected a one for thirty reverse stock split.  All references in the consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2005 and 2004, and for the period from July 29, 1997 (date of inception) to December 31, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statements of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. SOP 00-2 requires that the following conditions must be met before the Company can recognize revenue from a sale or licensing arrangement of a film:
•	Persuasive evidence of a sale or licensing arrangement with a customer exists.
•	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.
•	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.
•	The arrangement fee is fixed or determinable.
•	Collection of the arrangement fee is reasonably assured.
If the Company does not meet any one of the preceding conditions, the Company should defer recognizing revenue until all of the conditions are met.

Capitalized Film Costs

The Company follows the policy of capitalizing the costs of producing a film and bringing that film to market, and reporting the film costs as a separate asset on its balance sheet. The Company accounts for interest costs related to the production of a film in accordance with the provisions in FASB Statement No. 34, Capitalization of Interest Cost. Production overhead, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include administrative and general expenses, the costs of certain overall deals, or charges for losses on properties sold or abandoned.

For an episodic television series, ultimate revenue for an episodic television series can include estimates from the initial market and secondary markets. Until the Company can establish estimates of secondary market revenue, the Company follows the policy of capitalizing costs for each episode produced that does not exceed an amount equal to the amount of revenue contracted for that episode. Film costs in excess of this limitation on an episode-by-episode basis will be expensed as incurred, and such amounts will not be restored as film cost assets in subsequent periods. The Company expenses all capitalized costs for each episode as it recognizes the related revenue for each episode. Once the Company can establish estimates of secondary market revenue, the Company will capitalize subsequent film costs.

The Company amortizes film costs using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

If an event or change in circumstance indicates that the Company should assess whether the fair value of a film is less than its unamortized film costs, the Company will determine the fair value of the film (the determination of which is affected by estimated future exploitation costs still to be incurred) and charge to operations the amount by which the unamortized capitalized costs exceeds the film's fair value.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

As of December 31, 2005 and 2004, the Company capitalized film costs in the amount of $750,000 and $0, respectively. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at December 31, 2005. Subsequent to the date of the financial statements, the Company completed filming of its first movie, accordingly the $750,000 of capitalized costs of this completed film are expected to be amortized during the fiscal year 2006.

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited. The Company incurred no manufacturing costs during the years ended December 31, 2005 and 2004, and for the period from July 29, 1997 (date of inception) to December 31, 2005.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the years ended December 31, 2005 and 2004, and for the period from July 29, 1997 (date of inception) to December 31, 2005.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2005, 2004, and the period from July 29, 1997 (date of inception) to December 31, 2005.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,314,470 during the year ended December 31, 2005 and $4,946,614 during the year ended December 31, 2004. The Company’s current liabilities exceeded its current assets by $4,806,378 as of December 31, 2005. For the period from inception through December 31, 2005, the Company has accumulated losses of $52,642,909. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2005 and 2004.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company has no awards of stock-based employee compensation outstanding at December 31, 2005. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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
DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Accrued expenses	$310,060	160,591
Accrued interest	1,463,476	828,965
Total	$1,773,536	$989,556

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2005 and 2004 is as follows:

	2005	2004
Convertible notes payable (“First Convertible Notes”); interest rate 10% per annum,; due two years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.35 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$1,111,980	$372,251

Convertible notes payable (“Second Convertible Notes”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
	756,347	17,900
	1,868,327	390,151
Less:
Current maturities	(1,111,980)	-

Long term portion	$756,347	$390,151

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate. The remaining unpaid debentures at August 31, 2005 were $1,371,239. Subsequent to the date of financial statements (effective January 23, 2006), the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

This transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability)”.

Second Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes (“Second Convertible Notes”), and attached to the Second Convertible Notes were warrants to purchase 2,800,000 shares of the Company’s common stock. The Second Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. On August 31, 2005; the Securities Purchase Agreement was amended to increase the aggregate form $2,800,000 to $3,250,000 of convertible notes (“Second Convertible Notes”), attached warrants were increased from 2,800,000 shares of the Company’s common stock to 3,250,000 shares. The conversion rate to the noteholder was changed from a 60% of the average of the three lowest intraday trading prices for the common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 40%. Subsequent to the date of the financial statements, (effective January 23, 2006), the terms of the notes were changed for the remaining outstanding debt from a conversion rate of 40% (effective August 15, 2005) of the average day lowest intraday trading prices to a 30% rate.

As of December 31, 2005, the Company issued to the investors a Second Convertible Note in the amount of $3,250,000, in exchange for net proceeds of $2,758,146, net of related fees and costs of $491,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants. The registration statement was not filed with the Securities and Exchange Commission until May 2005.

This transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability)”.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received.
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at December 31, 2005 and 2004, respectively.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $1,841,803 and $390,151 as of December 31, 2005 and 2004, respectively.

The following table summarizes the various components of the convertible debentures as of December 31, 2005 and 2004:

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

	2005	2004
Convertible debentures	$1,868,327	$390,151
Warranty liability	10,263	44,802
Derivative liability	5,811,478	3,801,741
	7,690,068	4,236,694
Cumulative adjustment of derivative and warrant liability to fair value	(598,266)	(446,543)
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(179,884)	(107,140)
Cumulative accretion of principal related to convertible debentures	(1,841,803)	(390,151)
Cumulative pay down of convertible debentures	(300,000)	(300,000)
Total convertible debentures	$4,770,115	$2,992,860

During the year ended December 31, 2004, the Company repaid convertible notes principal of $300,000 in cash, and an aggregate of $112,420 with the Company’s common stock (Note E). An adjustment of $5,280 to increase the principal amount resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2004. During the year ended December 31, 2005, the Company repaid the principal of the convertible notes in an aggregate amount of $72,204. An adjustment of $541 to decrease the principal amounted resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2005. The principal amount of outstanding convertible notes payable was $4,771,115 and $2,992,860 for the year ended December 31, 2005 and 2004, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2005 and 2004 are as follows:

	2005	2004
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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - NOTES PAYABLE (Continued)

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of December 31, 2005, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding.

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2005 and 2004, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued (Note E).

NOTE E - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of December 31, 2005 and 2004, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has and 89,563,261 and 38,336,501 shares of common stock issued and outstanding as of December 31, 2005 and 2004, respectively.

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
DECEMBER 31, 2005 AND 2004

NOTE E - CAPITAL STOCK (Continued)

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
DECEMBER 31, 2005 AND 2004

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
DECEMBER 31, 2005 AND 2004

NOTE E - CAPITAL STOCK (Continued)

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

In January 2004, the Company issued an aggregate of 145,166 shares of common stock to its note holders in exchange for $146,618 of accrued interest. The Company also issued an aggregate of 125,000 shares of common stock to consultants in exchange for services in the amount of $126,250. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

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

In July 2004, the Company issued an aggregate of 1,388,538 shares of common stock to consultants in exchange for services in the amount of $373,789. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. The Company also issued an aggregate of 44,275 shares of common stock to a noteholder in exchange for interest expense of $12,400. Additionally, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible notes payable of $77,000 .

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
DECEMBER 31, 2005 AND 2004

NOTE E - CAPITAL STOCK (Continued)

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

In June 2005, the Company issued an aggregate of 19,500,000 shares of common stock in exchange for convertible note payable of $11,808.

In July 2005, the Company issued an aggregate of 10,900,000 shares of common stock in exchange for convertible note payable of $4,394.

In December 2005, the Company issued an aggregate of 886,760 shares of common stock in exchange for convertible note payable of $583.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the year ended December 31, 2005 and 2004. All previously granted stock options expired as of December 31, 2004. Transactions involving options issued to consultants are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Outstanding at January 1, 2004	16,666	$81.00
Granted	-	-
Exercised	-	-
Canceled or expired	(16,666)	81.00
Outstanding at December 31, 2004	-	-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	-	$-

Warrants

The Company granted an aggregate of 1,850,000 and 3,400,000 warrants during the year ended December 31, 2005 and 2004, respectively, in connection with issuance of convertible notes payable (see Note C). The Company did not grant any compensatory warrants during the year ended December 31, 2005 and 2004. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24	2,000,000	3.52	$0.24	2,000,000	$0.24
$0.02	3,250,000	4.31	0.02	3,250,000	0.02
	5,250,000	4.01	$0.10	5,250,000	$0.10

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	206,091	36.00
Granted	3,400,000	0.15
Exercised	-	-
Canceled or expired	(206,091)	36.00
Outstanding at December 31, 2004	3,400,000	$0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2005	5,250,000	$0.10

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE G - RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due the Company’s President at December 31, 2005 and 2004 were $353,029 and $270,100, respectively, net of cash repayments.

The Company’s Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid the Chairman of the Board from time to time, and the net amount of the advances due at December 31, 2005 and 2004 was $5,090.

During the year ended December 31, 2004, the Company issued an aggregate of 150,000 to a shareholder in exchange for $127,500 of expenses previously paid by the shareholder on behalf of the Company (Note E).

NOTE H - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2005	2004
Net income loss available to Common stockholders	$(4,314,470)	$(4,946,614)
Basic and diluted earning (loss) per share	$(0.07)	$(0.19)
Continuing operations	$(0.07)	$(0.19)
Discontinued operations	$-	$-
Weighted average common shares outstanding	66,158,104	26,130,648

In September 2003, a one (1) for thirty (30) reverse stock split of the Company’s common stock was effected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

NOTE I - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $52,600,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $18,410,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non current:
Net operating loss carryforward	$18,410,000
Valuation allowance	(18,410,000)
Net deferred tax asset	$-

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE J - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company currently leases office space in Beverly Hills, California for its corporate use under a non-cancelable operating lease expiring in November 2008 at rate of $4,502 per month, plus stipulated annual adjustments. Rental expenses charged to operations for the year ended December 31, 2005 and 2004 were $54,130 and $22,102, respectively.
Commitments for minimum rentals under non cancelable leases at December 31, 2005 are as follows:

2006	$54,024
2007	54,024
2008	45,020
$153,068

Employment and Consulting Agreements

The Company has an employment agreement with the Company’s President and Chief Executive Officer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The Company also has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of one to two years from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.

Asset Purchase Agreement

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” agreement with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI. An initial payment of $50,000 is due within ninety (90) days of this Agreement. The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum. As of December 31, 2005, the Company did not recognize any gain on the sale of assets, as the closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE K- RESTATEMENT

During the year ended December 31, 2005, it was determined the correct application of accounting principles had not been applied in prior periods for the issuance of convertible promissory notes payable as described in Note C.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The Company has restated its consolidated financial statements for the year ended December 31, 2004 to correct the following error in the financial statements previously filed:

•
The convertible promissory notes and attached warrants had originally been accounted for in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"). In review of accounting standards, it was determined that the transaction needs also to be accounted for in accordance with Statements of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

The net effect of the correction of this error was to:

•	Increase the Company’s reported net loss for the year ended December 31, 2004 by $323,000 from $(4,623,614) to $(4,946,614).

•	Increase the loss per share by $.01 from $(.18) to $(.19) per share.

•	Increase the deficiency accumulated during the development stage by $323,000 from $(48,005,439) to $(48,328,439).

•	Decrease net convertible note by $213,111 from $603,262 to $390,151 (see Note C).

•	Increase derivative liability relating to convertible debentures $3,801,741 from $0 to $3,801,741.

•	Increase warrant liability relating to convertible debentures $44,802 from $0 to $44,802.

•	Decrease additional paid in capital by $3,310,432 from $45,788,003 to $42,477,571.

•	The restatements had no net effect on the total cash using in operating activities and total cash provided by financing activities.

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of December 31, 2004 and Consolidated Statement of Losses for the year ended 2004.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE K- RESTATEMENT (Continued)

Pacificap Entertainment Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2004

	As Reported	Adjustment	Restated
ASSETS
CURRENT ASSETS:
Cash and equivalents	$269,715		$269,715
Total current assets	269,715		269,715

PROPERTY AND EQUIPMENT	8,799		8,799

OTHER ASSETS:
Prepaid interest	303,502		303,502
Financing costs, net of amortization	422,653		422,653
Restricted cash	235,903		235,903
Other	4,502		4,502
	966,560		966,560

	$1,245,074		$1,245,074

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$989,556		$989,556
Other accrued liabilities	380,000		380,000
Notes payable, current portion	1,131,165		1,131,165
Advances from related parties	275,190		275,190
Other advances	45,000		45,000
Total current liabilities	2,820,911		2,820,911

Notes payable, long-term portion, net of debt discount	603,262	(213,111)	390,151
Derivative liability relating to convertible debentures	-	3,801,741	3,801,741
Warrant liability relating to convertible debentures		44,802	44,802

COMMITMENTS AND CONTINGENCIES	-		-

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock	-		-
Common stock	38,337		38,337
Additional paid-in-capital	45,788,003	(3,310,432)	42,477,571
Accumulated deficit during development stage	(48,005,439)	(323,000)	(48,328,439)
Deficiency in stockholders’ equity	(2,179,099)	(3,633,432)	(5,812,531)
	$1,245,074		$1,245,074

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE K- RESTATEMENT (Continued)

Pacificap Entertainment Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Losses
For the Year Ended December 31, 2004

	As Reported	Adjustments	Restated
Costs and Expenses:
Selling, General and Administrative	$3,112,184		$3,112,184
Depreciation	662		662
Total Operating Expense	3,112,846		3,112,846

Loss from Operations	(3,112,846)		(3,112,846)

Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	-	(446,543)	(446,543)
Interest Income (Expense)	(1,510,768)	123,543	(1,387,225)
Provision for Income Tax	-		-

Net Loss	$(4,623,614)	(323,000)	$(4,946,614)

Loss per common share (basic and assuming dilution)	$(0.18)	$0.01	$(0.19)
Weighted average common shares outstanding	26,130,548	26,130,548	26,130,548

NOTE L - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2005 and 2004, the Company incurred losses from operations of $4,314,470 and $4,946,614, respectively. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note D). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE M - SUBSEQUENT EVENTS

The Company entered into a Securities Purchase Agreement with four accredited investors on January 23, 2006 for the sale of (i) $180,000 in secured convertible notes and (ii) warrants to buy 180,000 shares of our common stock. The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.02; or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A -	CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name	Age	Position
Edward E. Litwak	63	President, Chief Financial Officer, Treasurer and Director
Michael Riley	53	Chairman of the Board of Directors
Robert Stulman	68	Secretary
Donald P. Parson	68	Independent Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Outside Directors are compensated with shares of Common Stock: 12,000 shares as a “signing bonus” for the agreement to serve, and 1,000 shares for each month of service. Outside Directors also have their expenses in attending meetings reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Pacificap Entertainment Holdings, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Pacificap Entertainment Holdings, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2005, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, our board of directors during 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person associated with us which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with us or our subsidiaries, or any change in control of our company, or a change in the person’s responsibilities following a change in control of our company.

Executive Compensation

The following table sets forth the cash compensation of our elected executive officers and directors during of the years 2005, 2004 and 2003. The remuneration described in the table represents compensation received from us and does not include the cost to us of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer’s cash compensation.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

				Other
				Annual	Restricted	Options	LTIP
Name & Principal		Salary	Bonus	Compen-	Stock	SARs	Payouts	All Other
Position	Year	($)	($)	sation ($)	Awards($)	(#)	($)	Compensation
Edward Litwak	2005	120,000	0	0	-	-	-	-
President	2004	120,000	20,000	0	-	-	-	-
	2003	40,000	0	0	-	-	-	-
Michael Riley	2005	120,000	0	0	-	-	-	-
Chairman of the Board	2004	120,000	20,000	0	-	-	-	-
	2003	40,000	0	0	-	-	-	-

Option/SAR Grants in Last Fiscal Year

None.

Stock Option Plans

None.

Employment Agreements

Ed Litwak

On September 18, 2003, we entered into a three-year employment contract with automatic one-year renewals for an additional year upon reaching certain annual objectives, with Ed Litwak to serve as Interim President and Chief Executive Officer for a period of up to six months or we hire a new President. Upon our hiring of a new President, Mr. Litwak’s position shall be President of our Cavalcade Broadcast Division. The base salary under the agreement is $120,000 per annum, plus benefits.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on May 12, 2006 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 90,458,892 shares of common stock outstanding.

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

NAME AND ADDRESS		NUMBER OF		PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED (1)		CLASS (2)

Edward E. Litwak	Common Stock	1,214,043	(3)	1.34%
12868 Via Latina
Del Mar, California 92014

Michael Riley	Common Stock	4,000,000	(4)	4.42%
12868 Via Latina
Del Mar, California 92014

Robert Stulman	Common Stock	40,000		*
12868 Via Latina
Del Mar, California 92014

Donald P. Parson	Common Stock	12,500		*
12868 Via Latina
Del Mar, California 92014

All Officers and Directors	Common Stock	5,266,543	(3)(4)	5.82%
As a Group (4 persons)

Bill Curtis	Common Stock	7,000,000	(5)	7.74%
3411 Scottsdale Circle
Naperville, Illinois 60564

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 12, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 90,458,892 shares issued and outstanding on May 12, 2006.

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

(5) Includes 1,000,000 shares owned by each of: S-1 Investments, LLC; C.H.I. LLC; Rancho LLC; J. Capital Partners; A. Jackson Trust Company; Sofi, LLC and Kiva, LLC, each of which Mr. Curtis has voting control over.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our President has advanced funds to us for working capital purposes since our inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due our President at December 31, 2005 and 2004 were $353,029 and $270,100, respectively, net of cash repayments.

Our Chairman of the Board paid $90,090 of office expenses on our behalf during the year ended December 31, 2003. No formal repayment terms or arrangements exist. We have repaid $85,000 to our Chairman of the Board and the net amount of the advances due at December 31, 2005 and 2004 were $5,090.

During the year ended December 31, 2004, we issued an aggregate of 150,000 to a shareholder in exchange for $127,500 of expenses previously paid by a shareholder on our behalf.

We have no policy regarding entering into transactions with affiliated parties.

PART IV

ITEM 13.	EXHIBITS

Exhibit No.	Description
____________
3.1
Certificate of Incorporation of Tren Property Corp., filed July 29, 1997 in Delaware, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.2
Articles of Incorporation of Gemma Global, Inc., filed July 22, 1997 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.3
Reorganization Agreement between Tren Property Corp. and Edward E. Litwak, dated January 1, 1998, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.4
Certificate of Amendment to the Certificate of Incorporation of Tren Property Corp., changing its corporate name to Gemma Global, Inc. and increasing capital structure, filed February 23, 1998 in Delaware, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.5
Certificate of Ownership and Merger of Gemma Global, Inc. (a Nevada Corporation) with and into Tren Property Corp. (a Delaware Corporation), filed February 23, 1998 in Delaware, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.6
Articles/Certificate of Merger of Gemma Global, Inc. (a Nevada Corporation) with and into Gemma Global, Inc. formerly Tren Property Corp. (a Delaware Corporation) filed March 4, 1998 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.7
Articles of Incorporation of Gemma Global, Inc., filed March 5, 1998 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.8
Articles/Certificate of Merger (re-domestication) of Gemma Global, Inc. (Delaware) with and into Gemma Global, Inc. (Nevada) filed April 21, 1998, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.9
Articles of Amendment to the Articles of Incorporation of Gemma Global, Inc., changing name to Pioneer2000, Inc. and increasing capital structure, filed March 4, 1999 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.10
Certificate of Incorporation of Cavalcade of Sports Network, Inc., filed June 22, 1998 in New York, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.11
Articles of Incorporation of Global Group International, Inc., filed March 23, 1999 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.12
Certificate of Designation, Powers, Preferences and Rights of 1999-Global Group Series of Convertible Preferred Stock, filed December 14, 1999 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

____________
3.13
Articles of Amendment, filed December 17, 1999 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.14
Articles of Merger of Cavalcade of Sports Network, Inc. (New York) with and into Cavalcade of Sports Media, Inc. (Nevada), filed December 22, 1999 in Nevada, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.15
Certificate of Merger of Cavalcade of Sports Network, Inc. with and into Cavalcade of Sports Media, Inc., filed December 30, 1999 in New York, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.16	Bylaws of the Registrant, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

3.17
Articles of Incorporation of Sports Broadcasting Network, Inc., filed November 25, 2002, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

3.18	Articles of Amendment, filed July 16, 2003 in Nevada, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 23, 2003 and incorporated herein by reference.

3.19
Exchange Agreement with Pacificap Entertainment Holdings Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on September 24, 2003 and incorporated herein by reference.

3.20
Short Form Articles of Merger filed October 23, 2003, in Nevada , filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.1
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.2
Common Stock Purchase Warrant with AJW Partners, LLC, dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.3
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.4
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.5
Secured Convertible Note with AJW Offshore, Ltd., dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.6
Secured Convertible Note with AJW Partners, LLC, dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

____________
4.7
Secured Convertible Note with AJW Qualified Partners, LLC, dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.8
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated June 10, 2004, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.9
Securities Purchase Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.10
Security Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.11
Intellectual Property Security Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.12
Registration Rights Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.13
Guaranty and Pledge Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Michael Riley, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.14
Guaranty and Pledge Agreement, dated as of June 10, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Edward Litwak, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on July 8, 2004 and incorporated herein by reference.

4.15
Secured Convertible Note with AJW Offshore, Ltd., dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.16
Secured Convertible Note with AJW Partners, LLC, dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.17
Secured Convertible Note with AJW Qualified Partners, LLC, dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.18
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

____________
4.19
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.20
Common Stock Purchase Warrant with AJW Partners, LLC, dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.21
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.22
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated July 13, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.23
Secured Convertible Note with AJW Offshore, Ltd., dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.24
Secured Convertible Note with AJW Partners, LLC, dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.25
Secured Convertible Note with AJW Qualified Partners, LLC, dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.26
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.27
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.28
Common Stock Purchase Warrant with AJW Partners, LLC, dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.29
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

4.30
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated July 20, 2004, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on April 20, 2005 and incorporated herein by reference.

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

____________
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

4.45
Secured Convertible Note with AJW Offshore, Ltd., dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

____________
4.46
Secured Convertible Note with AJW Partners, LLC, dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.47
Secured Convertible Note with AJW Qualified Partners, LLC, dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.48
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.49
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.50
Common Stock Purchase Warrant with AJW Partners, LLC, dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.51
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.52
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated June 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.53
Amended Security Agreement, dated as of June 1, 2005, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.54
Secured Convertible Note with AJW Offshore, Ltd., dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.55
Secured Convertible Note with AJW Partners, LLC, dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.56
Secured Convertible Note with AJW Qualified Partners, LLC, dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.57
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.58
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

____________
4.59
Common Stock Purchase Warrant with AJW Partners, LLC, dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.60
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.61
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated July 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.62
Amendment No. 2 to the Securities Purchase Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.63
Secured Convertible Note with AJW Offshore, Ltd., dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.64
Secured Convertible Note with AJW Partners, LLC, dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.65
Secured Convertible Note with AJW Qualified Partners, LLC, dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.66
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.67
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.68
Common Stock Purchase Warrant with AJW Partners, LLC, dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.69
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.70
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated August 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.71
Amendment No. 3 to the Securities Purchase Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

____________
4.72
Secured Convertible Note with AJW Offshore, Ltd., dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.73
Secured Convertible Note with AJW Partners, LLC, dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.74
Secured Convertible Note with AJW Qualified Partners, LLC, dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.75
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.76
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.77
Common Stock Purchase Warrant with AJW Partners, LLC, dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.78
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.79
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated September 1, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.80
Amendment No. 4 to the Securities Purchase Agreement, dated as of December 17, 2004, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.81
Securities Purchase Agreement, dated as of September 19, 2005, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.82
Secured Convertible Note with AJW Offshore, Ltd., dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.83
Secured Convertible Note with AJW Partners, LLC, dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.84
Secured Convertible Note with AJW Qualified Partners, LLC, dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

____________
4.85
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.86
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.87
Common Stock Purchase Warrant with AJW Partners, LLC, dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.88
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.89
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated September 19, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.90
Registration Rights Agreement, dated as of September 19, 2005, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.91
Amendment to the secured convertible notes, issued on June 10, 2004, July 13, 2004, July 20, 2004, December 17, 2004, June 1, 2005, July 1, 2005, August 1, 2005, September 1, 2005 and September 19, 2005 by us to AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.92
Securities Purchase Agreement, dated as of January 23, 2006, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.93
Secured Convertible Note with AJW Offshore, Ltd., dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.94
Secured Convertible Note with AJW Partners, LLC, dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.95
Secured Convertible Note with AJW Qualified Partners, LLC, dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.96
Secured Convertible Note with New Millennium Capital Partners II, LLC, dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

____________
4.97
Common Stock Purchase Warrant with AJW Offshore, Ltd., dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.98
Common Stock Purchase Warrant with AJW Partners, LLC, dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.99
Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.100
Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated January 23, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

4.101
Registration Rights Agreement, dated as of January 23, 2006, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

10.1	Indemnification Agreement with Edward E. Litwak, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.2	Indemnification Agreement with Don Parson, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.3	Indemnification Agreement with Michael Riley, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

10.4	Employment Agreement with Ed Litwak, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

10.5
Asset Purchase Agreement, dated as of December 22, 2005, by and between Pacificap Entertainment Holidngs, Inc. and Collectible Concepts Group, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $92,450 and $47,655, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Dated: May 19, 2006	By:	/s/ EDWARD LITWAK
Edward Litwak
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD LITWAK	President (Principal Executive	May 19, 2006
Edward Litwak	Officer), Director, Principal Financial
Officer and Principal Accounting Officer

/s/ MICHAEL RILEY	Chairman of the Board of Directors	May 19, 2006
Michael Riley

	Director	May 19, 2006
Donald Parson