Form 10QSB
period 2006-03-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2006-05-30
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2006
Commission file number 000-31048

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	33-0766069
(State of Incorporation)	(IRS Employer Identification No.)

9150 Wilshire Boulevard
Suite 242
Beverly Hills, CA 90212
(Address of Principal Executive Offices)

(310) 246-0090
(Issuer's Telephone Number)

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

Yes ☐ No ☒

As of May 12, 2006, the Company had 90,458,892 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets: March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Losses: Three Months Ended March 31, 2006 and 2005 For the Period July 29, 1997 (Date of Inception) through March 31, 2006	4

	Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through March 31, 2006	5-12

	Condensed Consolidated Statements of Cash Flows: Three Months Ended March 31, 2006 and 2005 For the Period July 29, 1997 (Date of Inception) through March 31, 2006	13-15

	Notes to Unaudited Condensed Consolidated Financial Information: March 31, 2006	16-31

Item 2.	Plan of Operation	32-35

Item 3.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Changes in Securities	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,707	$422
Total current assets	3,707	422

Property and equipment:
Office furniture, net of accumulated depreciation of $7,572 and $6,623 at March 31, 2006 and December 31, 2005, respectively	11,753	12,702

Other assets:
Prepaid interest	114,932	152,872
Other	3,288	-
Capitalized film costs	750,000	750,000
Financing Costs, net of accumulated amortization and write off of $384,840 and $322,221 at March 31, 2006 and December 31, 2005, respectively	410,449	417,496
Total other assets	1,278,669	1,320,368

Total assets	$1,294,129	$1,333,492

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,972,516	$1,773,536
Other accrued liabilities	380,000	380,000
Notes payable, current portion	2,417,556	2,230,145
Advances from related parties	393,080	358,119
Other advances	80,000	65,000
Total current liabilities	5,243,152	4,806,800

Notes payable, long-term portion	1,034,484	756,347
Derivative liability relating to convertible debentures	20,285,765	5,811,478
Warrant liability relating to convertible debentures	28,749	10,263
Total long term debt	21,348,998	6,578,088

Total liabilities	26,592,150	11,384,888

Commitments and contingencies:	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 89,563,261 shares issued at March 31, 2006 and December 31, 2005	89,563	89,563
Additional paid-in-capital	42,501,950	42,501,950
Deficit accumulated during development stage	(67,889,534)	(52,642,909)
Total (deficiency in) stockholder's equity	(25,298,021)	(10,051,396)
Total liabilities and (deficiency in) stockholder's equity	$1,294,129	$1,333,492

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)
	For the three months ended March 31,		For the Period July 29, 1997 (Date of Inception) to March 31, 2006
	2006	2005
		(As Restated-See Note H)
Costs and Expenses:
Selling, general and administrative	$269,426	$496,051	$15,118,421
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	2,248,461
Impairment of film library	-	-	372,304
Impairment of investment	-	-	62,500
Depreciation	949	1,034	203,757
Total operating expenses	270,375	497,085	47,165,443

Loss from operations	(270,375)	(497,085)	(47,165,443)

Other income (expenses):
Other income (expenses)	50,000	-	164,758
Interest income (expenses)	(713,477)	(514,937)	(5,409,596)
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	(14,312,773)	1,294,531	(14,911,039)
Total other income (expenses)	(14,976,250)	779,594	(20,155,877)

Income (loss) from continuing operations, before income taxes and discontinued operations	(15,246,625)	282,509	(67,321,320)
Provision for income taxes	-	-	-

Income (loss) from continuing operations, before discontinued operations	(15,246,625)	282,509	(67,321,320)
Loss from discontinued operations	-		(352,905)
Income (loss) on disposal of discontinued operations, net	-	-	78,973

Net income (loss)	$(15,246,625)	$282,509	$(67,595,252)

Cumulative effect of accounting change	-	-	(294,282)

Net income (loss) applicable to common shares	$(15,246,625)	$282,509	$(67,889,534)

Income (loss) per common share (basic)	$(0.17)	$0.01
Income (loss) per common share (fully diluted)	$(0.17)	$0.00
Continuing operations	$(0.17)	$0.01
Discontinued operations	$-	$-
Weighted average shares outstanding-basic	89,563,261	41,957,057
Weighted average shares outstanding-fully diluted or assuming dilution	n/a	690,044,693

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Treasury Stock	Total
Balance forward	-	$-	624,700	$625	$6,276,690	$(7,975,984)	$-	$(1,698,669)
Shares issued in January 2003 in exchange for services at approximately $4.63 per share	-	-	56,300	56	260,434	-	-	260,490
Shares issued in February 2003 in exchange for services at $2.10 per share	-	-	36,683	37	77,000	-	-	77,037
Shares issued in February 2003 for cash in connection with private placement at $1.20 per share	-	-	6,667	6	7,994	-	-	8,000
Shares issued in February 2003 in exchange for services at $1.50 per share	-	-	6,667	6	9,994	-	-	10,000
Shares issued in April, 2003 in exchange for services at $.90 per share	-	-	14,000	14	12,586	-	-	12,600
Shares issued in April 2003 in exchange for expenses paid by shareholders at $.90 per share	-	-	22,222	22	19,978	-	-	20,000
Shares issued in April 2003 in exchange for financing expenses at $.90 per share	-	-	22,960	23	20,641	-	-	20,664
Shares issued in April 2003 for cash in connection with private placement at $1.20 per share	-	-	4,333	4	4,996	-	-	5,000
Shares issued in May 2003 in exchange for financing expenses at $1.65 per share	-	-	2,591	3	4,272	-	-	4,275
Shares issued in May 2003 in exchange for services at $1.50 per share	-	-	17,667	18	25,882	-	-	25,900
Shares issued in May 2003 for cash in connection with private placement at $.90 per share	-	-	16,667	17	14,983	-	-	15,000
Shares issued in May 2003 in exchange for expenses paid by shareholders at $.90 per share	-	-	22,167	22	19,978	-	-	20,000
Shares issued in July 2003 in exchange for services at $2.10 per share	-	-	13,850	14	29,006	-	-	29,020
Shares issued in July 2003 in exchange for debts at $.70 per share	-	-	14,334	14	9,986	-	-	10,000
Shares issued in July 2003 in exchange for financing expenses at $3.60 per share	-	-	37,487	38	134,915	-	-	134,953
Shares issued in August 2003 in exchange for services at $3.14 per share	-	-	37,667	38	117,762	-	-	117,800
Shares issued in August 2003 in exchange for debts at $.81 per share	-	-	43,667	44	35,456	-	-	35,500
Shares issued in September 2003 in exchange for services at $1.80 per share	-	-	264,916	265	280,085	-	-	280,350
Fractional shares issued in September 2003 due to rounding resulted from reverse stock split	-	-	1,210	1	(1)	-	-	-
Shares issued in October 2003 in exchange for financing expenses at $2.00 per share	-	-	50,000	50	99,950	-	-	100,000
Shares issued in October 2003 in exchange for services at $1.59 per share	-	-	2,405,000	2,405	3,826,895	-	-	3,829,300
Shares issued in November 2003 in exchange for services at $1.18 per share	-	-	43,000	43	50,707	-	-	50,750
Shares issued in November 2003 in exchange for interest expenses at $1.25 per share	-	-	10,000	10	12,490	-	-	12,500
Shares issued in November 2003 in exchange for financing expenses at $1.75 per share	-	-	14,000	14	24,486	-	-	24,500
Shares issued in December 2003 in exchange for services at $1.28 per share	-	-	29,500	29	37,871	-	-	37,900

Shares issued in connection with acquisition of Pacificap	-	-	18,000,000	18,000	29,142,000	-	-	29,160,000

Net loss	-	-	-	-	-	(35,405,841)	-	(35,405,841)

Balance at December 31, 2003	-		$21,818,255	$21,818	40,557,036	$(43,381,825)	$-	$(2,802,971)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	$-	21,818,255	$21,818	$40,557,036	$(43,381,825)	$(2,802,971)
Shares issued in January, 2004 in exchange for interest expense at approximately $1.01 per share	-	-	145,166	145	146,473	-	146,618
Shares issued in January, 2004 in exchange for services at approximately $1.01 per share	-	-	125,000	125	126,125	-	126,250
Shares issued in February, 2004 in exchange for services at approximately $0.66 per share	-	-	687,886	688	453,178	-	453,866
Shares issued in March, 2004 in exchange for services at approximately $0.52 per share	-	-	293,250	293	151,637	-	151,930
Shares issued in April, 2004 in exchange for services at approximately $0.40 per share	-	-	440,000	440	175,560	-	176,000
Shares issued in April, 2004 in exchange for services at approximately $0.39 per share	-	-	175,000	175	68,075	-	68,250
Shares issued in May, 2004 in exchange for services at approximately $0.34 per share	-	-	75,000	75	25,425	-	25,500
Shares issued in May, 2004 in exchange for services at approximately $0.30 per share	-	-	10,000	10	2,990	-	3,000
Shares issued in May, 2004 in exchange for services at approximately $0.24 per share	-	-	400,000	400	95,600	-	96,000
Shares issued in May, 2004 in exchange for services at approximately $0.25 per share	-	-	285,000	285	70,965	-	71,250
Shares issued in June, 2004 in exchange for settlement of interest at approximately $0.30 per share	-	-	10,000	10	2,990	-	3,000
Shares issued in July, 2004 in exchange for services at approximately $0.28 per share	-	-	1,038,538	1,039	289,750	-	290,789
Shares issued in July, 2004 in exchange for settlement of interest at approximately $0.28 per share	-	-	44,275	45	12,355	-	12,400
Shares issued in July, 2004 in exchange for services at approximately $0.22 per share	-	-	250,000	250	54,750	-	55,000
Shares issued in July, 2004 in exchange for services at approximately $0.28 per share	-	-	100,000	100	27,900	-	28,000
Shares issued in July, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	75,900	-	77,000
Shares issued in August. 2004 in exchange for services at approximately $0.02 per share	-	-	250,000	250	4,750	-	5,000
Shares issued in September, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	6,490	-	7,590

Shares issued in October, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	4,950	-	6,050

Shares issued in November, 2004 as payment towards convertible debentures	-	-	1,100,000	1,100	4,730	-	5,830
Shares issued in December, 2004 as payment towards convertible debentures	-	-	2,200,000	2,200	13,750	-	15,950
Shares issued in December, 2004 in exchange for services at approximately $0.02 per share	-	-	810,000	810	15,390	-	16,200
Shares issued in December, 2004 in exchange for interest at approximately $0.02 per share	-	-	197,025	197	3,742	-	3,939
Shares issued in December, 2004 in exchange for acquisition costs at approximately $0.02 per share	-	-	4,582,106	4,582	87,060	-	91,642

Net loss, as restated	-	-	-	-	-	(4,946,614)	(4,946,614)

Balance at December 31, 2004	-	-	38,336,501	$38,337	$42,477,571	$(48,328,439)	$(5,812,531)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

	Preferred Shares	Share Amount	Common Shares	Share Amount	Common Stock Subscription	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	-	89,563,261	89,563	-	42,501,950	(52,642,909)	(10,051,396)

Net loss	-	-	-	-	-	-	(15,246,625)	(15,246,625)

Balance at March 31, 2006	-	$-	89,563,261	$89,563	$-	$42,501,950	$(67,889,534)	$(25,298,020)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2006
	2006	2005
		(As Restated-See Note H)
Cash flows from operating activities:
Net (loss) income for the period from continuing operations	$(15,246,625)	$282,509	$(67,615,603)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	949	1,034	203,757
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	-	3,400	8,530,733
Common stock issued in conversion of convertible debt	-	38,500	179,884
Cash payments made to principal relating to convertible debt			300,000
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	465,548	295,944	2,307,351
Unrealized (gain) loss related to adjustment of derivative and warrant liability to fair value of underlying securities	14,312,773	(1,294,531)	14,911,039
Amortization and write off of financing costs	67,046	50,667	384,840
Amortization of prepaid interest	37,941	50,000	285,069
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Capitalized film costs	-	-	(750,000)
Other receivable	-	-	(30,000)
Accrued interest receivable	(3,288)	-	(3,288)
Increase (decrease) in:
Accounts payable and accrued expenses, net	198,980	98,419	2,029,007
Net cash (used in) operating activities	(166,676)	(474,058)	(5,705,163)
See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2006
	2006	2005
		(As Restated-See Note H)
Cash flows from investing activities:

Acquisition of film library and footage production costs	-	-	(183,080)

Acquisition of office furniture	-	(8,844)	(19,325)

Cash acquired in connection with acquisition	-	-	35,207

Net cash (used in) investing activities	-	(8,844)	(167,198)

Cash flows from financing activities:

Advances from related parties, net of repayments	34,961	26,836	348,492

Other advances, net	15,000	-	80,000
Proceeds from issuance of notes payable, net of repayments	-	(13,000)	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs and fees and restrictive escrow	120,000	228,125	3,934,711

Proceeds from issuance of common stock	-	-	272,200

Net cash provided by financing activities	169,961	241,961	5,876,068

Net increase (decrease) in cash and equivalents	3,285	(240,941)	3,707

Cash and cash equivalents at the beginning of the period	422	269,715	-
Cash and cash equivalents at the end of the period	$3,707	$28,774	$3,707

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2006
	2006	2005
		(As Restated-See Note H)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	3,400	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	-	38,500	179,884
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable	60,000	50,667	546,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	50,000	400,000
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	14,312,773	(1,294,531)	14,911,039
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $67,889,534.

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

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

March 31,
Quarter Ended	2005
Net income	$282,509
Deduct: stock-based compensation expense, net of tax	-

Pro forma net loss	$282,509

Net earning per common share — basic (and fully diluted):
As reported	$0.01 (and 0.00)
Deduct: stock-based compensation expense, net of tax	-

Pro forma	$0.01 (and 0.00)

The Company had no employee stock options issued and outstanding at March 31, 2006. All prior awards of stock options were vested in prior years.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

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

As of March 31, 2006 and December 31, 2005, the Company capitalized film costs in an aggregate amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at March 31, 2006 and December 31, 2005. In the quarter ended March 31, 2006, the Company completed filming of its first movie, accordingly the $750,000 of capitalized costs of this completed film are expected to be amortized within the next twelve months.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited. The Company incurred no manufacturing costs during the periods ended March 31, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to March 31, 2006.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended March 31, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to March 31, 2006.

New Accounting Pronouncements

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

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Convertible notes payable (“First Convertible Notes”); interest rate 10% per annum,; due two years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.35 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$1,299,391	$1,111,980

Convertible notes payable (“Second Convertible Notes”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
	1,034,484	756,347
	2,333,875	1,868,327
Less Current maturities	(1,299,391)	(1,111,980)
Long term portion	$1,034,484	$756,347

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate. Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate.

The Company is currently in default pursuant to secured convertible notes issued pursuant to Convertible Notes agreements dated June 10, 2004. Pursuant to the note agreements, the Company is obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. The Company filed a registration statement on Form SB-2, as amended, that was declared effective by the Securities and Exchange Commission on July 16, 2004. As a result of the drop in the Company’s stock price, the shares of common stock underlying the secured convertible notes that were registered on the SB-2 are not sufficient to cover the conversion of the secured convertible notes issued pursuant to the June 10, 2004 agreement.

As of March 31, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

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

Second Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes (“Second Convertible Notes”), and attached to the Second Convertible Notes were warrants to purchase 2,800,000 shares of the Company’s common stock. The Second Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. On August 31, 2005; the Securities Purchase Agreement was amended to increase the aggregate from $2,800,000 to $3,250,000 of convertible notes (“Second Convertible Notes”), attached warrants were increased from 2,800,000 shares of the Company’s common stock to 3,250,000 shares. The conversion rate to the noteholder was changed from a 60% of the average of the three lowest intraday trading prices for the common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 40%. On January 23, 2006; the Securities Purchase Agreement was again amended to increase the aggregate from $3,250,000 to $3,430,000 of convertible notes (“Second Convertible Notes”), attached warrants were increased from 3,250,000 shares of the Company’s common stock to 3,430,000 shares. The conversion rate to the noteholder was changed from 40% of the average of the three lowest intraday trading prices for common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 30%.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

The Company is currently in default pursuant to secured convertible notes issued pursuant to Second Convertible Notes agreements dated December 17, 2004. Pursuant to the note agreements, the Company was required to file a registration statement within 45 days of closing and have the registration statement effective within 105 days of closing. On January 31, 2006, the Company filed a registration statement on Form SB-2 registering shares underlying the convertible notes. However, the registration statement did not register two times the number of shares issuable upon conversion of all outstanding secured convertible notes as required. This registration statement is currently being reviewed and has not been declared effective.

As of March 31, 2006, the Company issued to the investors a Second Convertible Note in the amount of $3,430,000, in exchange for net proceeds of $2,878,146, net of related fees and costs of $551,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at year end and at the end of each quarter.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $2,307,351 and $1,841,803 as of March 31, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Convertible debentures	$2,333,875	$1,868,327
Warranty liability	28,749	10,263
Derivative liability	20,285,765	5,811,478
	22,648,389	7,690,068
Cumulative adjustment of derivative and warrant liability to fair value	(14,911,039)	(598,266)
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(179,884)	(179,884)
Cumulative accretion of principal related to convertible debentures	(2,307,351)	(1,841,803)
Cumulative pay down of convertible debentures	(300,000)	(300,000)
Total convertible debentures	$4,950,115	$4,770,115

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

During the year ended December 31, 2004, the Company repaid convertible notes principal of $300,000 in cash, and an aggregate of $112,420 with the Company’s common stock. An adjustment of $5,280 to increase the principal amount resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2004. During the year ended December 31, 2005, the Company repaid the principal of the convertible notes in an aggregate amount of $72,204. An adjustment of $541 to decrease the principal amounted resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2005. The principal amount of outstanding convertible notes payable was $4,950,115 and $4,770,115 at March 31, 2006 and December 31, 2005, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
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
	31,250	31,250
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	52,415	52,415
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	100,000	100,000
Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	75,000	75,000
Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	50,000	50,000
	1,118,165	1,118,165
Less: current portion	(1,118,165)	(1,118,165)
	$ -	$ -

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE C - NOTES PAYABLE (continued)

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of March 31, 2006 and December 31, 2005, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding.

During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2005 and 2004, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2006 and December 31, 2005, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has and 89,563,261 shares of common stock issued and outstanding as of March 31, 2006 and December 31, 2005, respectively.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2006 or the year ended December 31, 2005. All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 1,850,000 and 3,400,000 warrants during the year ended December 31, 2005 and 2004, respectively, in connection with issuance of convertible notes payable. During the period ended March 31, 2006, the Company granted additional 180,000 warrants in connection with issuance of convertible notes payable (see Note B). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	3.27	$ 0.24	2,000,000	$ 0.24
$ 0.02	3,430,000	4.10	0.02	3,250,000	0.02
	5,430,000	3.79	$ 0.10	5,250,000	$ 0.10

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	206,091	36.00
Granted	3,400,000	0.15
Exercised	-	-
Canceled or expired	(206,091)	36.00
Outstanding at December 31, 2004	3,400,000	$0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2005	5,250,000	$0.10
Granted	180,000	0.02
Exercised	-	-
Canceled or expired		-
Outstanding at March 31, 2006	5,430,000	$0.10

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE F - RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due the Company’s President at March 31, 2006 and December 31, 2005 were $387,990 and $353,029, respectively, net of cash repayments.

The Company’s Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid the Chairman of the Board from time to time, and the net amount of the advances due at March 31, 2006 and December 31, 2005 was $5,090.

NOTE G - ASSET PURCHASE AGREEMENT

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI. The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed. The Company received an initial payment of $50,000 in January 2006. The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum. Due to lack of working capital and production activities in prior years, the Company has impaired the film library sold to CCGI during the year ended December 31, 2002. For the three months ended March 31, 2006, the Company accounted for the $50,000 cash consideration received as other income. At March 31, 2006, the Company management has determined that the collectibility of the remaining purchase price due from CCGI can not be reasonably assured. Accordingly, income will be recognized as collected in future period.

NOTE H - RESTATEMENT

During the year ended December 31, 2005, it was determined the correct application of accounting principles had not been applied in the 2005 and 2004 accounting for convertible debentures and detachable warrants (see Note B).

The original accounting for the debentures and detachable warrants, the Company recognized an imbedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

In accordance with Accounting Principles Board Opinion, Accounting Changes (APB 20) the necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the reported Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2005 financial information. The impact to the previously issued March 31, 2005 financial statements is as follows:

	March 31, 2005 financial statement balance prior to restatement	March 31, 2005 financial statement post restatement	Amount increase (decrease) in March 31, 2005 financial statements
Net Income (loss)	$(966,743)	$282,509	$1,249,252

Income (loss) per share-basic	$(0.02)	$0.01	$0.03

Income (loss) per share-fully diluted	$(0.02)	$0.0	$0.02

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2006
(unaudited)

NOTE H - RESTATEMENT (continued)

The resulting effects on the prior period adjustments on the March 31, 2005 cash flows by area are as follows:

	March 31, 2005 financial statement balance prior to restatement	March 31, 2005 financial statement post restatement	Amount increase (decrease) in March 31, 2005 financial statements
Net cash from operating activities	$(245,933)	$(474,058)	$(228,125)

Net cash from investing activities	(8,844)	(8,844)	-0-

Net cash from financing activities	13,836	241,961	228,125

NOTE I - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has incurred losses from operations of $67,889,534 from date of inception (July 29, 1997) to March 31, 2006. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

As previously reported, we are in a development stage and have not yet conducted any business so as to become an income producing entity. We intend to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated May 18, 2006 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Costs And Expenses

From our inception through March 31, 2006, we have not generated any revenues. We have incurred losses of $67,889,534 during this period. These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees.

Liquidity And Capital Resources

As of March 31, 2006, we had a working capital deficit of $5,239,445. As a result of our operating losses from our inception through March 31, 2006, we generated a cash flow deficit of $5,705,163 from operating activities from our inception on July 29, 1997 through March 31, 2006. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $3,934,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $428,492 from advances from our officers, principal shareholders and third parties.

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

We entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of March 31, 2006 we are in default with certain provisions of the Agreement, therefore the rate in effect as of March 31, 2006 is 15% per annum. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40% of the average of the three lowest intraday trading prices. Effective January 23, 2006, the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

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

As of December 31, 2005, we issued to the investors Convertible Notes under the agreement described above in a total amount of $3,250,000 in exchange for net proceeds of $2,758,146. The proceeds that we received are net of related fees and costs of $491,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of March 31, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $464,779.

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

As of March 31, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $180,000 in exchange for net proceeds of $120,000. The proceeds that we received are net of related fees and costs of $60,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

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

Number Of Employees

From our inception through the period ended March 31, 2006, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Cautionary Factors That May Affect Future Results

Our annual report (10-KSB) filed in May 2006 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We are currently in default pursuant to secured convertible notes issued pursuant to securities purchase agreements dated June 10, 2004, and December 17, 2004, as amended (the “SPAs”). Pursuant to the SPAs, we are obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form SB-2, as amended, that was declared effective by the Securities and Exchange Commission on July 16, 2004. As a result of the drop in our stock price, the shares of common stock underlying the secured convertible notes that were registered on the SB-2 are not sufficient to cover the conversion of the secured convertible notes issued pursuant to the June 10, 2004 SPA.

In addition, pursuant to the December 17, 2004 SPA, we were required to file a registration statement within 45 days of closing and have the registration statement effective within 105 days of closing. On January 31, 2006, we filed a registration statement on Form SB-2 registering shares underlying the convertible notes. However, the registration statement did not register two times the number of shares issuable upon conversion of all outstanding secured convertible notes as required. This registration statement is currently being review and has not been declared effective.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1 - Certific\ation of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: May 30, 2006	By:	/s/ EDWARD LITWAK
Edward Litwak
President, Principal Executive Officer, Principal Accounting Officer and Chief Financial Officer