Form 10QSB
period 2006-06-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2006-08-14
CIK 1129284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2006
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

As of August 4, 2006, the Company had 90,458,892 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets: June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Losses: Three and Six Months Ended June 30, 2006 and 2005 For the Period July 29, 1997 (Date of Inception) through June 30, 2006	4

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through June 30, 2006	5-12

Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2006 and 2005 For the Period July 29, 1997 (Date of Inception) through June 30, 2006	13-15

Notes to Unaudited Condensed Consolidated Financial Information: June 30, 2006	16-32

Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition	33-37

Item 3. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40

PART I. FINANCIAL INFORMATION

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,505	$422
Total current assets	14,505	422

Property and equipment:
Office furniture, net of accumulated depreciation of $8,520 and $6,623 at June 30, 2006 and December 31, 2005, respectively	10,805	12,702

Other assets:
Prepaid interest	76,939	152,872
Capitalized film costs	750,000	750,000
Financing Costs, net of accumulated amortization and write off of $455,035 and $322,221 at June 30, 2006 and December 31, 2005, respectively	435,254	417,496
Total other assets	1,262,193	1,320,368

Total assets	$1,287,503	$1,333,492

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,209,745	$1,773,536
Other accrued liabilities	380,000	380,000
Notes payable , current portion	2,600,035	2,230,145
Advances from related parties	429,943	358,119
Other advances	158,950	65,000
Total current liabilities	5,778,673	4,806,800

Notes payable, long-term portion	1,326,155	756,347
Derivative liability relating to convertible debentures	33,573,344	5,811,478
Warrant liability relating to convertible debentures	92,852	10,263
Total long term debt	34,992,351	6,578,088

Commitments and contingencies

Total liabilities	40,771,024	11,384,888

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 90,458,892 and 89,563,261 shares issued at June 30, 2006 and December 31, 2005, respectively	90,459	89,563
Additional paid-in-capital	42,502,040	42,501,950
Deficit accumulated during development stage	(82,076,020)	(52,642,909)
Total (deficiency in) stockholder's equity	(39,483,521)	(10,051,396)
Total liabilities and (deficiency in) stockholder's equity	$1,287,503	$1,333,492

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

					For the Period
					July 29, 1997
	For the three months ended		For the six months ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2006	2005	2006	2005	2006
		Restated- See Note H		Restated- See Note H	Restated- See Note H
Costs and Expenses:
Selling, general and administrative	$343,214	$540,603	$612,640	$1,036,654	$15,461,635
Acquisition of Pacificap Entertainment Holdings, Inc.	—	—	—	—	29,160,000
Acquisition of Cineports.com, Inc.	—	—	—	—	2,248,461
Impairment of film library	—	—	—	—	372,304
Impairment of investment	—	—	—	—	62,500
Depreciation	948	1,305	1,897	2,339	204,704
Total operating expenses	344,162	541,908	614,537	1,038,993	47,509,604

Loss from operations	(344,162)	(541,908)	(614,537)	(1,038,993)	(47,509,604)

Other income (expenses):
Other income, net	—	—	50,000	—	164,758
Interest (expenses), net	(740,644)	(756,242)	(1,454,120)	(1,271,179)	(6,150,239)
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	(13,101,681)	(11,858,523)	(27,414,454)	(10,563,992)	(28,012,720)
Total other (expenses)	(13,842,325)	(12,614,765)	(28,818,574)	(11,835,171)	(33,998,202)

(Loss) from continuing operations, before income taxes and discontinued operations	(14,186,487)	(13,156,673)	(29,433,111)	(12,874,164)	(81,507,806)
Provision for income taxes	—	—	—	—	—

(Loss) from continuing operations, before discontinued operations	(14,186,487)	(13,156,673)	(29,433,111)	(12,874,164)	(81,507,806)
Loss from discontinued operations	—				(352,905)
Income on disposal of discontinued operations, net	—	—	—	—	78,973

Net (loss)	$(14,186,487)	$(13,156,673)	$(29,433,111)	$(12,874,164)	$(81,781,738)

Cumulative effect of accounting change	—	—			(294,282)

Net (loss) applicable to common shares	$(14,186,487)	$(13,156,673)	$(29,433,111)	$(12,874,164)	$(82,076,020)

(Loss) per common share (basic and fully diluted)	$(0.16)	$(0.27)	$(0.33)	$(0.23)

Weighted average shares outstanding-basic	90,134,103	48,874,015	89,850,259	55,714,963

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
(UNAUDITED)

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
(UNAUDITED)

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
(UNAUDITED)

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
(UNAUDITED)

	Preferred Shares	Share Amount	Common Shares	Share Amount	Common Stock Subscription	Additional Paid in Capital	Deficit Accumulated during Development Stage	Treasury Stock	Total
Balance forward	-	-	89,563,261	89,563	-	42,501,950	(52,642,909)	-	(10,051,396)
Shares issued in May 2006 as payment towards convertible debentures (Note C)	-	-	895,631	896		90	-	-	986
Net loss	-	-	-	-	-	-	(29,433,111)	-	(29,433,111)
Balance at June 30, 2006	-	$-	90,458,892	$90,459	$-	$42,502,040	$(82,076,020)	$-	$(39,483,521)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended		For the Period
	June 30,		July 29, 1997(Date of
	2006	2005	Inception) to June 30, 2006
		Restated-See Note H
Cash flows from operating activities:
Net loss for the period from continuing operations	$(29,433,111)	$(12,874,164)	$(81,802,089)
Loss from discontinued operations	—	—	(352,905)
Disposal of business segment, net	—	—	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	—	—	294,282
Depreciation	1,897	2,339	204,705
Organization and acquisition costs expensed	—	—	11,553
Common stock issued in exchange for services	—	3,400	8,530,733
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	985	67,228	180,869
Cash payments made to principal relating to convertible debt			300,000
Common stock issued in exchange for previously incurred debt	—	—	233,498
Common stock issued in exchange for interest	—	—	45,906
Common stock issued in exchange for expenses paid by shareholders	—	—	192,500
Common stock issued in connections with acquisition of Pacificap	—	—	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	—	—	91,642
Common stock issued in exchange for financing expenses	—	—	284,392
Common stock issued in connection with acquisition of Cineports	—	—	1,197,396
Warrants issued in connection with acquisition of Cineports	—	—	1,051,065
Stock options issued in exchange for services rendered	—	—	661,365
Preferred stock issued in exchange for services	—	—	855
Conversion of preferred stock	—	—	(855)
Reverse of notes payable liability in dispute	—	—	15,280
Accretion of convertible debentures	939,697	764,737	2,781,500
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	27,414,454	10,563,992	28,012,720
Amortization and write off of financing costs	137,241	105,068	455,035
Amortization of prepaid interest	75,934	100,000	323,062
Impairment of film library	—	—	372,304
Write-off of acquired asset	—	—	5,000
Write-off of un-collectable other receivable	—	—	30,000
Debt forgiveness from creditors	—	—	(139,992)
Write-off of capitalized production costs	—	—	150,273
Write off of other investment previously paid with common stock	—	—	62,500
Expenses paid by principal shareholders	—	—	117,015
(Increase) decrease in:
Capitalized film costs	—	—	(750,000)
Other receivable	—	—	(30,000)
Operting cash held in escrow	—	235,903	235,903
Increase (decrease) in:
Cash disbursed in excess of available funds	—	—	—
Accounts payable and accrued expenses, net	436,212	226,929	2,266,238
Net cash (used in) operating activities	(426,691)	(804,568)	(5,729,275)

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	For the six months ended		July 29, 1997
	June 30,		(Date of Inception) to
	2006	2005	June 30, 2006
		Restated-See note H
Cash flows from investing activities:
Acquisition of film library and footage production costs	—	—	(183,080)
Acquisition of office furniture	—	(8,844)	(19,325)
Cash acquired in connection with acquisition	—	—	35,207
Net cash (used in) investing activities	—	(8,844)	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	71,824	48,078	385,355
Other advances, net	93,950	—	158,950
Proceeds from issuance of notes payable, net of repayments	—	(13,000)	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs and fees	275,000	749,000	3,853,808
Payments on long term convertible notes	—	(150,000)
Proceeds from issuance of common stock	—	—	272,200
Net cash provided by financing activities	440,774	634,078	5,910,978

Net increase (decrease) in cash and equivalents	14,083	(179,334)	14,505
Cash and cash equivalents at the beginning of the period	422	269,715	—
Cash and cash equivalents at the end of the period	$14,505	$90,381	$14,505

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$—	$96,807
Cash paid during the period for taxes	—	—	—
Common stock issued in exchange for services	—	3,400	8,530,733
Common stock issued in exchange for previously incurred debt	—	—	233,498
Common stock issued in conversion of convertible debt	985	—	180,869
Common stock issued in exchange for interest expense	—	—	45,906
Common stock issued in exchange for accrued interest	—	—	146,617
Common stock issued in exchange for expenses paid by shareholders	—	—	192,500
Common stock issued in connections with acquisition of Pacificap	—	—	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	—	—	91,642
Common stock issued in exchange for financing expenses	—	—	284,392
Common stock issued in connection with acquisition of Cineports	—	—	1,197,396
Warrants issued in connection with acquisition of Cineports	—	—	1,051,065
Stock options issued in exchange for services rendered	—	—	661,365
Preferred stock issued in exchange for services	—	—	855
Conversion of preferred stock	—	—	(855)
Write off of acquired asset	—	—	5,000
Write off of un-collectable other receivable	—	—	30,000
Debt forgiveness from creditors	—	—	(139,992)
Write off of capitalized production costs	—	—	150,273
Write off of other investment previously paid with common stock	—	—	62,500
Impairment of film library	—	—	372,304
Expenses paid by principal shareholders	—	—	117,015
Common stock issued in exchange for shareholder advances	—	—	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable	155,000	105,068	641,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	—	100,000	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	27,414,454	10,563,992	28,012,720

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	For the six months ended		July 29, 1997
	June 30,		(Date of Inception)
	2006	2005	to June 30, 2006
		Restated-See note H
Acquisition:
Assets acquired	—	—	379,704
Goodwill	—	—	490,467
Liabilities assumed	—	—	(588,027)
Common stock Issued	—	—	(282,144)
Net cash paid for acquisition	$—	$—	$—
Liabilities disposed of in disposition of business, net	$—	$—	$79,374
Net cash received in disposition of business	$—	$—	$—
Acquisition of Pacificap:
Assets acquired	—	—	—
Liabilities assumed	—	—	—
Acquisition costs	—	—	29,160,000
Common stock issued	—	—	(29,160,000)
Net cash paid for acquisition	$—	$—	$—

See accompanying notes to the unaudited condensed consolidated financial information

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $82,076,020.

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
JUNE 30, 2006
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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

June 30,
2005

Net loss	$(12,874,164)
Deduct: stock-based compensation expense, net of tax	-
Pro forma net loss	$(12,874,164)

Net earning per common share — basic (and fully diluted):
As reported	$(0.23)
Deduct: stock-based compensation expense, net of tax	-
Pro forma	$(0.23)

The Company had no employee stock options issued and outstanding at June 30, 2006. All prior awards of stock options were vested at the time of issuance in prior years.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
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
Capitalized Film Costs

The Company follows the policy of capitalizing the costs of producing a film and bringing that film to market, and reporting the film costs as a separate asset on its balance sheet. The Company accounts for interest costs related to the production of a film in accordance with the provisions in FASB Statement No. 34, Capitalization of Interest Cost. Production overhead includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include administrative and general expenses, the costs of certain overall deals, or charges for losses on properties sold or abandoned. For an episodic television series, ultimate revenue for an episodic television series can include estimates from the initial market and secondary markets. Until the Company can establish estimates of secondary market revenue, the Company follows the policy of capitalizing costs for each episode produced that does not exceed an amount equal to the amount of revenue contracted for that episode. Film costs in excess of this limitation on an episode-by-episode basis will be expensed as incurred, and such amounts will not be restored as film cost assets in subsequent periods. The Company expenses all capitalized costs for each episode as it recognizes the related revenue for each episode. Once the Company can establish estimates of secondary market revenue, the Company will capitalize subsequent film costs.

The Company amortizes film costs using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If an event or change in circumstance indicates that the Company should assess whether the fair value of a film is less than its unamortized film costs, the Company will determine the fair value of the film (the determination of which is affected by estimated future exploitation costs still to be incurred) and charge to operations the amount by which the unamortized capitalized costs exceeds the film's fair value. As of June 30, 2006 and December 31, 2005, the Company capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at June 30, 2006 and December 31, 2005. In the quarter ended March 31, 2006, the Company completed filming of its first movie, accordingly the $750,000 of capitalized costs of this completed film are expected to be amortized before the end fiscal 2006.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited. The Company incurred no manufacturing costs during the periods ended June 30, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to June 30, 2006.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended June 30, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to June 30, 2006.

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Convertible notes payable (“First Convertible Notes”); interest rate 10% per annum,; due two years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.35 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$1,481,870	$1,111,980

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
	1,319,534	756,347

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30,, 2006
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

	June 30, 2006	December 31, 2005
Convertible notes payable (“Third Convertible Notes”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	6,621	—
	2,808,025	1,868,327
Less current maturities	(1,481,870)	(1,111,980)
Long term portion	$1,326,155	$756,637

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate. Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate. As of June 30, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

On January 23, 2006; the Securities Purchase Agreement was again amended to increase the aggregate from $3,250,000 to $3,430,000 of convertible notes (“Second Convertible Notes”), attached warrants were increased from 3,250,000 shares of the Company’s common stock to 3,430,000 shares. The conversion rate to the noteholder was changed from 40% of the average of the three lowest intraday trading prices for common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 30%. On January 23, 2006, the Company issued to the investors an aggregate of $180,000 of secured convertible notes, and attached to the secured convertible notes were warrants to purchase 180,000 shares of our common stock. The Company received net proceeds of $120,000, net of related fees and costs of $60,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

As of June 30, 2006, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

Third Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 1, 2006 for the issuance of an aggregate of $250,000 of convertible notes (“Third Convertible Notes”), and attached to the Third Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Third Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2006, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $155,000, net of related fees and costs of $95,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

These transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability)”.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

•	Accreted principal of $2,781,501 and $1,841,803 as of June 30, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Convertible debentures	$2,808,025	$1,868,327
Warranty liability	92,852	10,263
Derivative liability	33,573,344	5,811,478
	36,474,221	7,690,068
Cumulative adjustment of derivative and warrant liability to fair value	(28,012,720)	(598,266)
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(180,869)	(179,884)
Cumulative accretion of principal related to convertible debentures	(2,781,501)	(1,841,803)
Cumulative pay down of convertible debentures	(300,000)	(300,000)
Total convertible debentures	$5,199,131	$4,770,115

During the year ended December 31, 2004, the Company repaid convertible notes principal of $300,000 in cash, and an aggregate of $112,420 with the Company’s common stock. An adjustment of $5,280 to increase the principal amount resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2004. During the year ended December 31, 2005, principal of the convertible notes in an aggregate amount of $72,204 was converted to the Company’s common stock. An adjustment of $541 to decrease the principal amounted resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2005. During the six months ended June 30, 2006, principal of the convertible notes in an aggregate amount of $985 was converted to the Company’s common stock. The principal amount of outstanding convertible notes payable was $5,199,131 and $4,770,115 at June 30, 2006 and December 31, 2005, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
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
	31,250	31,250
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	52,415	52,415
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	100,000	100,000
Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	75,000	75,000
Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	50,000	50,000
	1,118,165	1,118,165
Less: current portion	(1,118,165)	(1,118,165)
	$—	$—

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE C - NOTES PAYABLE (Continued)

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of June 30, 2006 and December 31, 2005, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding. During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2005 and 2004, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2006 and December 31, 2005, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has and 90,458,892 and 89,563,261 shares of common stock issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.

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
JUNE 30, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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
JUNE 30, 2006
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
JUNE 30, 2006
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
JUNE 30, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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
JUNE 30, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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

In May 2006, the Company issued an aggregate of 895,631shares of common stock in exchange for convertible note payable of $986.

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2006 or the year ended December 31, 2005. All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 1,850,000 and 3,400,000 warrants during the year ended December 31, 2005 and 2004, respectively, in connection with issuance of convertible notes payable. During the six month period ended June 30, 2006, the Company granted additional 10,180,000 warrants in connection with issuance of convertible notes payable (see Note B). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	3.02	$0.24	2,000,000	$0.24
$ 0.02	3,430,000	3.85	0.02	3,430,000	0.02
$0.01	10,000,000	4.91	0.01	10,000,000	0.01
	15,430,000	3.79	$0.04	15,430,000	$0.04

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	206,091	36.00
Granted	3,400,000	0.15
Exercised	—	—
Canceled or expired	(206,091)	36.00
Outstanding at December 31, 2004	3,400,000	$0.15
Granted	1,850,000	0.02
Exercised	—	—
Canceled or expired		—
Outstanding at December 31, 2005	5,250,000	$0.10
Granted	10,180,000	0.01
Exercised	—	—
Canceled or expired		—
Outstanding at June 30, 2006	15,430,000	$0.04

NOTE F - RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due the Company’s President at June 30, 2006 and December 31, 2005 were $424,853 and $353,029, respectively, net of cash repayments.

The Company’s Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid the Chairman of the Board from time to time, and the net amount of the advances due at June 30, 2006 and December 31, 2005 was $5,090.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE G - ASSET PURCHASE AGREEMENT

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI. The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed. The Company received an initial payment of $50,000 in January 2006. The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum. Due to lack of working capital and production activities in prior years, the Company has impaired the film library sold to CCGI during the year ended December 31, 2002. For the six months ended June 30, 2006, the Company accounted for the $50,000 cash consideration received as other income. At June 30, 2006, the Company management has determined that the collectibility of the remaining purchase price due from CCGI can not be reasonably assured. Accordingly, income will be recognized as collected in future period.

NOTE H - RESTATEMENT

During the year ended December 31, 2005, it was determined the correct application of accounting principles had not been applied in the 2005 and 2004 accounting for convertible debentures and detachable warrants (see Note B). The original accounting for the debentures and detachable warrants, the Company recognized an imbedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method. The accounting principles on the aforementioned transactions are currently reflected in the accompanying June 30, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued June 30, 2005 financial statements are as follows:

For the six months ended June 30,2005:

	June 30, 2005 financial statement balance prior to restatement	June 30, 2005 financial statement post restatement	Amount change in June 30, 2005 financial statements
Net loss	$(2,081,959)	$(12,874,164)	$(10,792,205)

Loss per share-basic and fully diluted	$(0.04)	$(0.23)	$(0.19)

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2006
(Unaudited)

NOTE H - RESTATEMENT (continued)

For the three months ended June 30, 2005:

	June 30, 2005 financial statement balance prior to restatement	June 30, 2005 financial statement post restatement	Amount change in June 30, 2005 financial statements
Net loss	$(1,115,216)	$(13,156,673)	$(12,041,457)

Loss per share-basic and fully diluted	$(0.02)	$(0.27)	$(0.25)

The resulting effects on the prior period adjustments on the June 30, 2005 cash flows by area are as follows:

	June 30, 2005 financial statement balance prior to restatement	June 30, 2005 financial statement post restatement	Amount change in June 30, 2005 financial statements
Net cash from operating activities	$(804,568)	$(804,568)	$-0-

Net cash from investing activities	(8,844)	(8,844)	-0-

Net cash from financing activities	634,078	634,078	-0-

NOTE I - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has incurred losses from operations of $82,076,020 from date of inception (July 29, 1997) to June 30, 2006. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

As previously reported we are in a development stage and have not yet conducted any business so as to become an income producing entity. We intend to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) dated May 18, 2006 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in the remaining of 2006 from actual operation as we transition from a development stage company to that of an active, operating company. Potential revenue includes the sale of or distribution rights of our “American Cannibal” movie.

Costs And Expenses

From our inception through June 30, 2006, we have not generated any revenues. We have incurred losses of $82,076,020 during this period. These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees.

Liquidity And Capital Resources

As of June 30, 2006, we had a working capital deficit of $5,764,168. As a result of our operating losses from our inception through June 30, 2006, we generated a cash flow deficit of $5,729,275 from operating activities from our inception on July 29, 1997 through June 30, 2006. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $3,853,808 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $544,305 from advances from our officers, principal shareholders and third parties.

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

We entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of June 30, 2006 we are in default with certain provisions of the Agreement, therefore the rate in effect as of June 30, 2006 is 15% per annum. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40% of the average of the three lowest intraday trading prices. Effective January 23, 2006, the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

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

As of December 31, 2005, we issued to the investors Convertible Notes under the agreement described above in a total amount of $3,250,000 in exchange for net proceeds of $2,758,146. The proceeds that we received are net of related fees and costs of $491,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of June 30, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $581,364.

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

As of June 30, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $180,000 in exchange for net proceeds of $120,000. The proceeds that we received is net of related fees and costs of $60,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of June 30, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $13,389.

We entered into a Securities Purchase Agreement with four accredited investors on June 1, 2006 for the issuance of an aggregate of $250,000 of secured convertible notes, and attached to the secured convertible notes were warrants to purchase 10,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2006 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $250,000 in exchange for net proceeds of $155,000. The proceeds that we received are net of related fees and costs of $95,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of June 30, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $3,082.

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

The securities purchase agreements we entered into in June 2004, December 2004, September 2005, January 2006 and June 1, 2006 were with the same four institutional investors.

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

Number Of Employees

From our inception through the period ended June 30, 2006, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: August 14, 2006	By: /s/ EDWARD LITWAK
Edward Litwak
President, Principal Executive Officer, Principal Accounting Officer and Chief Financial Officer