Form 10QSB
period 2006-09-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2006-11-20
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

[   ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2006
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

Yes [ ] No  [x]

As of November 15, 2006, the Company had 156,908,892 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Losses:
Three and Nine Months Ended September 30, 2006 and 2005 and For
the Period July 29, 1997 (Date of Inception) through September 30, 2006	4

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period July 29, 1997 (Date of Inception) through September 30, 2006	5-12

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2006 and 2005
For the Period July 29, 1997 (Date of Inception) through September 30, 2006	13-15

Notes to Unaudited Condensed Consolidated Financial Information:
September 30, 2006	16-30

Item 2. Management’s Discussion and Analysis of Results of
Operation and Financial Condition	31-35

Item 3. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$75,292	$422
Total current assets	75,292	422

Property and equipment:
Office furniture, net of accumulated depreciation of $9,469 and $6,623 at September 30, 2006 and December 31, 2005, respectively	9,856	12,702

Other assets:
Prepaid interest	64,226	152,872
Capitalized film costs	750,000	750,000
Financing Costs, net of accumulated amortization and write off of $514,048 and $322,221 at September 30, 2006 and December 31, 2005, respectively	406,241	417,496
Total other assets	1,220,467	1,320,368

Total assets	$1,305,615	$1,333,492

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,539,147	$1,773,536
Other accrued liabilities	380,000	380,000
Notes payable , current portion	2,605,797	2,230,145
Advances from related parties	454,337	358,119
Other advances	182,350	65,000
Total current liabilities	6,161,631	4,806,800

Notes payable, long-term portion	1,641,370	756,347
Derivative liability relating to convertible debentures	16,749,122	5,811,478
Warrant liability relating to convertible debentures	61,211	10,263
Total long term debt	18,451,703	6,578,088

Commitments and contingencies

Total liabilities	24,613,334	11,384,888

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 121,468,892 and 89,563,261 shares issued at September 30, 2006 and December 31, 2005, respectively	121,469	89,563
Additional paid-in-capital	42,502,527	42,501,950
Deficit accumulated during development stage	(65,931,715)	(52,642,909)
Total (deficiency in) stockholder's equity	(23,307,719)	(10,051,396)
Total liabilities and (deficiency in) stockholder's equity	$1,305,615	$1,333,492

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the Period July 29, 1997 (Date of Inception) to September 30, 2006
	2006	2005	2006	2005
		Restated-See Note H		Restated-See Note H	Restated-See Note H
Costs and Expenses:
Selling, general and administrative	$270,024	$778,980	$882,664	$1,815,634	$15,731,660
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	-	-	2,248,461
Impairment of film library	-	-	-	-	372,304
Impairment of investment	-	-	-	-	62,500
Depreciation	949	1,306	2,846	3,645	205,652
Total operating expenses	270,973	780,286	885,510	1,819,279	47,780,577

Loss from operations	(270,973)	(780,286)	(885,510)	(1,819,279)	(47,780,577)

Other income (expenses), net	-	-	50,000	-	164,757
Interest income (expenses), net	(640,584)	(717,144)	(2,094,704)	(1,988,323)	(6,790,823)
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	17,055,862	2,299,751	(10,358,592)	(8,264,241)	(10,956,858)
Total other income (expenses)	16,415,278	1,582,607	(12,403,296)	(10,252,564)	(17,582,924)

Income (loss) from continuing operations, before income taxes and discontinued operations	16,144,305	802,321	(13,288,806)	(12,071,843)	(65,363,501)
Provision for income taxes	-	-	-	-	-

Income (loss) from continuing operations, before discontinued operations	16,144,305	802,321	(13,288,806)	(12,071,843)	(65,363,501)
(Loss) from discontinued operations	-				(352,905)
Income on disposal of discontinued operations, net	-	-	-	-	78,973

Net income (loss)	$16,144,305	$802,321	$(13,288,806)	$(12,071,843)	$(65,637,433)

Cumulative effect of accounting change	-	-			(294,282)

Net income (loss) applicable to common shares	$16,144,305	$802,321	$(13,288,806)	$(12,071,843)	$(65,931,715)

Income (loss) per common share-basic	$0.16	$0.01	$(0.14)	$(0.20)

Income per common share-fully diluted	Note A	Note A

Weighted average shares outstanding-basic and fully diluted	101,919,109	87,283,023	93,917,417	61,817,710

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPE 30, 2006
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
For the period July 19, 1997 (Date of Inception) to September 30, 2006

	Preferred Shares	Share Amount	Common Shares	Share Amount	Common Stock Subscription	Additional Paid in Capital	Deficit Accumulated during Development Stage	Treasury Stock	Total
Balance forward	-	-	89,563,261	89,563	-	42,501,950	(52,642,909)	-	(10,051,396)
Shares issued in May 2006 as payment towards convertible debentures (Note C)	-	-	895,631	896		90	-	-	986
Shares issued in July 2006 as payment towards convertible debentures (Note C)			4,430,000	4,430		265			4,695
Shares issued in August 2006 as payment towards convertible debentures (Note C)			13,290,000	13,290		222			13,512
Shares issued in September 2006 as payment towards convertible debentures (Note C)			13,290,000	13,290		-			13,290
Net loss	-	-	-	-	-	-	(13,288,806)	-	(13,288,806)
Balance at September 30, 2006	-	$-	121,468,892	$121,469	$-	$42,502,527	$(65,931,715)	$-	$(23,307,719)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,		For the Period July 29, 1997(Date of Inception) to September 30, 2006
	2006	2005
		Restated-See note H
Cash flows from operating activities:
Net loss for the period from continuing operations	$(13,288,806)	$(12,071,843)	$(65,657,784)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	2,846	3,645	205,654
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	-	3,400	8,530,733
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	32,483	-	212,367
Cash payments made to principal relating to convertible debt			300,000
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	1,260,675	1,223,111	3,102,478
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	10,358,592	8,264,241	10,956,858
Amortization and write off of financing costs	196,254	197,706	514,048
Amortization of prepaid interest	88,647	108,032	335,775
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,		For the Period July 29, 1997(Date of Inception) to September 30, 2006
	2006	2005
		Restated-See note H
(Increase) decrease in:
Other receivable	-	-	(30,000)
Other assets	-	235,904	-
Capitalized film costs	-	-	(750,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	-	-	-
Accounts payable and accrued expenses, net	765,611	315,123	2,595,638
Net cash (used in) operating activities	(583,698)	(1,720,681)	(6,122,185)

Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	(8,844)	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	(8,844)	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	96,218	62,769	409,749
Other advances, net	117,350	-	182,350
Proceeds from issuance of notes payable, net of repayments	-	(13,000)	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs and fees and restrictive escrow	445,000	1,601,000	4,259,711
Payments on long term convertible notes	-	(150,000)
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	658,568	1,500,769	6,364,675

Net increase (decrease) in cash and equivalents	74,870	(228,756)	75,292
Cash and cash equivalents at the beginning of the period	422	269,715	-
Cash and cash equivalents at the end of the period	$75,292	$40,959	$75,292

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,		For the Period July 29, 1997(Date of Inception) to September 30,
	2006	2005	2006
		Restated-See note H
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	3,400	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	32,483	-	212,367
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Write off of capitalized production costs	-	-	150,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable	185,000	243,435	671,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	400,000	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	10,358,592	8,264,241	10,956,858
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2006, the Company has accumulated losses of $65,931,715.

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
SEPTEMBER 30, 2006
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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the nine months ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

September 30,
2005
Net loss	$(12,071,843)
Deduct: stock-based compensation expense, net of tax	-

Pro forma net loss	$(12,071,843)

Net earning per common share — basic (and fully diluted):
As reported	$(0.20)
Deduct: stock-based compensation expense, net of tax	-

Pro forma	$(0.20)

The Company had no employee stock options issued and outstanding at September 30, 2006. All prior awards of stock options were vested at the time of issuance in prior years.

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the three months ended September 30, 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
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

The Company amortizes film costs using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). If an event or change in circumstance indicates that the Company should assess whether the fair value of a film is less than its unamortized film costs, the Company will determine the fair value of the film (the determination of which is affected by estimated future exploitation costs still to be incurred) and charge to operations the amount by which the unamortized capitalized costs exceeds the film's fair value. As of September 30, 2006 and December 31, 2005, the Company capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at September 30, 2006 and December 31, 2005. In the quarter ended March 31, 2006, the Company completed filming of its first movie, accordingly the $750,000 of capitalized costs of this completed film are expected to be amortized before the end fiscal 2006.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited. The Company incurred no manufacturing costs during the periods ended September 30, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to September 30, 2006.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended September 30, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to September 30, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Convertible notes payable (“First Convertible Notes”); interest rate 10% per annum,; due two years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.35 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$1,487,632	$1,111,980

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
	1,607,717	756,347

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
	27,626	-

Convertible notes payable (“Fourth Convertible Notes”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	6,027	-
	3,129,002	1,868,327
Less current maturities	(1,487,632)	(1,111,980)
Long term portion	$1,641,370	$756,347

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30,, 2006
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate. Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate. As of September 30, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

As of September 30, 2006, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of September 30, 2006, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $155,000, net of related fees and costs of $95,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

Fourth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on August 28, 2006 for the issuance of an aggregate of $200,000 of convertible notes (“Fourth Convertible Notes”), and attached to the Third Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Third Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

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
SEPTEMBER 30, 2006
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

•	Accreted principal of $3,102,478 and $1,841,803 as of September 30, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Convertible debentures	$3,129,002	$1,868,327
Warranty liability	61,211	10,263
Derivative liability	16,749,122	5,811,478
	19,939,335	7,690,068
Cumulative adjustment of derivative and warrant liability to fair value	(10,956,858)	(598,266)
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(212,367)	(179,884)
Cumulative accretion of principal related to convertible debentures	(3,102,478)	(1,841,803)
Cumulative pay down of convertible debentures	(300,000)	(300,000)
Total convertible debentures	$5,367,632	$4,770,115

During the year ended December 31, 2004, the Company repaid convertible notes principal of $300,000 in cash, and an aggregate of $112,420 with the Company’s common stock. An adjustment of $5,280 to increase the principal amount resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2004. During the year ended December 31, 2005, principal of the convertible notes in an aggregate amount of $72,204 was converted to the Company’s common stock. An adjustment of $541 to decrease the principal amounted resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2005. During the nine months ended September 30, 2006, principal of the convertible notes in an aggregate amount of $32,482 was converted to the Company’s common stock. The principal amount of outstanding convertible notes payable was $5,367,632 and $4,770,115 at September 30, 2006 and December 31, 2005, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(Unaudited)

NOTE C - NOTES PAYABLE (Continued)

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of September 30, 2006 and December 31, 2005, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding. During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2005 and 2004, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of September 30, 2006 and December 31, 2005, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 121,468,892 and 89,563,261 shares of common stock issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.

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
SEPTEMBER 30, 2006
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
SEPTEMBER 30, 2006
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
SEPTEMBER 30, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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
SEPTEMBER 30, 2006
(unaudited)

NOTE D - CAPITAL STOCK (continued)

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
SEPTEMBER 30, 2006
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

In July 2006, the Company issued an aggregate of 4,430,000 shares of common stock in exchang for convertible note payable of $4,696.

In August 2006, the Company issued an aggregate of 13,290,000 shares of common stock in exchange for convertible note payable of $13,512

In September 2006, the Company issued an aggregate of 13,290,000 shares of common stock in exchange for convertible note payable of $13,290.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2006 or the year ended December 31, 2005. All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 1,850,000 and 3,400,000 warrants during the year ended December 31, 2005 and 2004, respectively, in connection with issuance of convertible notes payable. During the nine month period ended September 30, 2006, the Company granted additional 20,180,000 warrants in connection with issuance of convertible notes payable (see Note B). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	2.77	$ 0.24	2,000,000	$ 0.24
$ 0.02	3,430,000	3.60	0.02	3,430,000	0.02
$ 0.01	10,000,000	4.92	0.01	10,000,000	0.01
$0.005	10,000,000	4.91	0.005	10,000,000	0.005
	25,430,000	4.57	$ 0.03	25,430,000	$ 0.03

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	206,091	36.00
Granted	3,400,000	0.15
Exercised	-	-
Canceled or expired	(206,091)	36.00
Outstanding at December 31, 2004	3,400,000	$0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2005	5,250,000	$0.10
Granted	20,180,000	0.0075
Exercised	-	-
Canceled or expired		-
Outstanding at September 30, 2006	25,430,000	$0.03

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(unaudited)

NOTE F - RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due the Company’s President at September 30, 2006 and December 31, 2005 were $449,247 and $353,029, respectively, net of cash repayments.

The Company’s Chairman of the Board paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid the Chairman of the Board from time to time, and the net amount of the advances due at September 30, 2006 and December 31, 2005 was $5,090.

NOTE G - ASSET PURCHASE AGREEMENT

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI. The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed. The Company received an initial payment of $50,000 in January 2006. The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum. Due to lack of working capital and production activities in prior years, the Company has impaired the film library sold to CCGI during the year ended December 31, 2002. For the nine months ended September 30, 2006, the Company accounted for the $50,000 cash consideration received as other income. At September 30, 2006, the Company management has determined that the collectibility of the remaining purchase price due from CCGI can not be reasonably assured. Accordingly, income will be recognized as collected in future period.

NOTE H - RESTATEMENT

During the year ended December 31, 2005, it was determined the correct application of accounting principles had not been applied in the 2005 and 2004 accounting for convertible debentures and detachable warrants (see Note B). The original accounting for the debentures and detachable warrants, the Company recognized an imbedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method. The accounting principles on the aforementioned transactions are currently reflected in the accompanying September 30, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued September 30, 2005 financial statements are as follows:

For the nine months ended September 30, 2005:

	September 30, 2005 financial statement balance prior to restatement	September 30, 2005 financial statement post restatement	Amount change in September 30, 2005 financial statements
Net loss	$(3,591,637)	$(12,071,843)	$(8,480,206)

Loss per share-basic and fully diluted	$(0.06)	$(0.20)	$(0.14)

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(Unaudited)

NOTE H - RESTATEMENT (continued)

For the three months ended September 30, 2005:

	September 30, 2005 financial statement balance prior to restatement	September 30, 2005 financial statement post restatement	Amount change in September 30, 2005 financial statements
Net Income (loss)	$(1,509,678)	$802,321	$2,311,999

Income (Loss) per share-basic and fully diluted	$(0.02)	$0.01	$0.03

The resulting effects on the prior period adjustments on the September 30, 2005 cash flows by area are as follows:

	September 30, 2005 financial statement balance prior to restatement	September 30, 2005 financial statement post restatement	Amount change in September 30, 2005 financial statements
Net cash from operating activities	$(1,720,681)	$(1,720,681)	$-0-

Net cash from investing activities	(8,844)	(8,844)	-0-

Net cash from financing activities	1,500,769	1,500,769	-0-

NOTE I - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has incurred losses from operations of $65,931,715 from date of inception (July 29, 1997) to September 30, 2006. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors., including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry. As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123R. In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in the remaining of 2006 from actual operation as we transition from a development stage company to that of an active, operating company. Potential revenue includes the sale of or distribution rights of our “American Cannibal” movie.

Costs And Expenses

From our inception through September 30, 2006, we have not generated any revenues. We have incurred losses from operations in the amount of $47,780,577 during this period. These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees.

Liquidity And Capital Resources

As of September 30, 2006, we had a working capital deficit of $6,086,339. As a result of our operating losses from our inception through September 30, 2006, we generated a cash flow deficit of $6,122,185 from operating activities from our inception on July 29, 1997 through September 30, 2006. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,259,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $592,099 from advances from our officers, principal shareholders and third parties.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development and to acquire rights to movie projects. We are discussing possible joint venture arrangements to share or finance costs, and pre selling advertising and or sponsorships to raise working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

We entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of September 30, 2006 we are in default with certain provisions of the Agreement, therefore the rate in effect as of September 30, 2006 is 15% per annum. As of May 12, 2006, $479,885 has been converted or paid down and $1,520,115 was remaining. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40%of the average of the three lowest intraday trading prices. Effective January 23, 2006; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

We entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of September 30, 2006 we are in default with certain provisions of the Agreement, therefore the rate in effect as of September 30, 2006 is 15% per annum. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40% of the average of the three lowest intraday trading prices. Effective January 23, 2006, the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

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

As of December 31, 2005, we issued to the investors Convertible Notes under the agreement described above in a total amount of $3,250,000 in exchange for net proceeds of $2,758,146. The proceeds that we received are net of related fees and costs of $491,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of September 30, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $745,598.

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

As of September 30, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $180,000 in exchange for net proceeds of $120,000. The proceeds that we received is net of related fees and costs of $60,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of September 30, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $20,195.

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

As of September 30, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $250,000 in exchange for net proceeds of $155,000. The proceeds that we received are net of related fees and costs of $95,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of September 30, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $12,534.

We entered into a Securities Purchase Agreement with four accredited investors on August 28, 2006 for the issuance of an aggregate of $200,000 of secured convertible notes, and attached to the secured convertible notes were warrants to purchase 10,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2006 on March 31st, June 30th, September 30th and December 31st.and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $200,000 in exchange for net proceeds of $170,000. The proceeds that we received are net of related fees and costs of $30,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of September 30, 2006, we have accrued interest, at a default rate of 15% per annum of approximately $2,712.

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

The securities purchase agreements we entered into in June 2004, December 2004, September 2005, January 2006, June 2006 and August 2006 were with the same four institutional investors.

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

Number Of Employees

From our inception through the period ended September 30, 2006, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: November 20, 2006	By: /s/ EDWARD LITWAK
Edward Litwak
President, Principal Executive Officer, Principal Accounting Officer and Chief Financial Officer