Form 10KSB
period 2006-12-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2007-04-20
CIK 1129284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

Commission file number 000-31048

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0766069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2361 Campus Drive, Suite 101
Irvine, California	92612
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number:   (949) 833-9001

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

Total revenues for Fiscal Year 2006 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on April 17, 2007, was $298,669

As of April 17, 2007 there were 298,668,892 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

TAB LE OF CONTENTS [UPDATE]

PART I		Page
Item 1.	Business	1
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	10
Item 7.	Financial Statements	21
Item 8.	Changes in and Disagreements with Accountants on Auditing and Financial Disclosure	22
Item 8A.	Controls and Procedures	22
Item 8B.	Other Information	22

PART III
Item 9.	Directors and Executive Officers of the Registrant	23
Item 10.	Executive Compensation	26
Item 11.	Security Ownership of Certain Beneficial Owners and Management	29
Item 12.	Certain Relationships and Related Transactions	28

PART IV
Item 13.	Exhibits	29
Item 14.	Principal Accountant Fees and Services	39

Signatures		40

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

Recent Transaction/Developments

In the forth quarter of fiscal year 2006, Mr. Litwak, our former President (“Executive”), agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December 31, 2006. On January 19, 2007, a formal agreement ,Separation, Release and Consulting Agreement (the “Agreement”) was signed by Executive, pursuant to which Executive shall receive $217,000 payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month in consideration for, among other things, (i) Executive’s release of claims against the Company including, but not limited to claims involving the Broadcast Division (ii) as severance upon Executive’s ceasing to be employed by the Company and (iii) as a bonus in recognition of Executive’s past service and contributions to the Company. Mr. Litwak will also provide us ongoing consulting services over the 64 month period.

New Business Plan

We are now following the business plan adopted by Pacificap, which had developed a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film. Altering the risk profile means that we look to various rights to the movies in domestic and foreign territories prior to, instead of after, the film release. We look to participate in the following ways:

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

With our business model, however, assets may be pooled to create a portfolio of feature-quality, widely-released, completion-bonded and globally-distributed films, designed to eliminate the risks associated with a single film project. Modeling and analysis of historical performance suggest that a “portfolio” effect tends to be achieved when 14 or more pictures are produced and distributed over a five- to six-year period. When a portfolio of 20 pictures can be distributed over this period, the likelihood of the transaction repaying its senior debt is greater than 99% and the probability of generating positive returns to equity investors is over 90%. Furthermore, in simulation models using randomly selected historical film performance, this structure generates returns for investors which can exceed 50%; given the leveraged structure, the actual returns can be even higher. This means that, even in the case where a portfolio of films is randomly selected from actual historical data, the structure mitigates the equity investors’ exposure to single-film risk without significantly mitigating the opportunity for strong gains.

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

American Cannibal

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

On October 16, 2006, Operation Pilot LLC, a company in which we have a 50% economic interest (“Licensor”) entered into a Distribution Rights Agreement with Happy Fellow Films, Inc., d/b/a Lifesize Entertainment and Releasing (“Licensee”) whereby Licensor granted the Licensee the exclusive rights to market, advertise, and promote the film “American Cannibal” throughout the world for an initial term of 10 years. Licensee shall also have the right to advertise, publicize and promote the Film and Licensee's related services by any means and media.In consideration of the rights granted, Licensee will pay to the Licensor all gross receipts received by Licensee resulting from the exercise of rights after making deductions for distribution expenses and fees. However, the marketing and sale of the film is highly uncertain in the near future and there is no guarantee we will ever recognize a profit from this film.

As of December 31, 2006, there were no further developments in marketing this film. We accordingly wrote off $750,000 of the carrying value of the capitalized film through a charge to operations during the year ended December 31, 2006.

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

Employees

At April 14, 2007, we had 1 non-union Consulting employee, who is our executive officer and director. We consider our relations with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

Through December 31, 2006, we maintained our principal office at 2361 Campus Drive, Suite 101,  Irvine, California 92612. Our telephone number at that office is (310) 246-0090.

During the fourth quarter of 2006, we vacated our former offices at 9150 Wilshire Boulevard, Suite 242, Beverly Hills, California 90212 and moved to our present location at 2361 Canpus Drive - Suite 101, Irvine CA 92612. This office space was provided to us free of charge during the fourth quarter of 2006 by our president. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We leased this office space at a rate of $4,502 per month on a four year lease beginning in November 2004. This property was vacated September 2006.

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

	High($)	Low ($)

Fiscal Year 2005
First Quarter	0.03	0.03
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Fiscal Year 2006
First Quarter	0.011	0.0035
Second Quarter	0.021	0.0021
Third Quarter	0.0055	0.0021
Fourth Quarter	0.003	0.0012

Fiscal Year 2007
First Quarter	0.0036	0.0008
Second Quarter (1)	0.001	0.0007

(1) As of April 16, 2007.

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 300,000,000 shares of common stock, par value $.001. As of April 17, 2007, there were 298,668,892 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

PREFERRED STOCK

We are authorized to issue up to 50,000,000 shares of Preferred Stock, par value $.001. As of April 17, 2007, there were no shares of preferred stock issued and outstanding.

OPTIONS

None.

WARRANTS

In connection with a Securities Purchase Agreement dated June 10, 2004, we issued 2,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.24 per share. In connection with a Securities Purchase Agreement dated December 17, 2004, we issued 2,800,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In connection with a Securities Purchase Agreement dated September 19, 2005, we issued 450,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In connection with a Securities Purchase Agreement dated January 23, 2006, we issued 180,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In connection with a Securities Purchase Agreement dated June 1, 2006, we issued 10,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.01 per share. In connection with a Securities Purchase Agreement dated August 28, 2006, we issued 10,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share.

CONVERTIBLE SECURITIES

Not including approximately 25,430,000 shares of common stock issuable upon exercise of outstanding warrants, approximately 12,322,016,666 shares of common stock are issuable upon conversion of outstanding promissory notes, which includes 3,469,635,714 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated June 10, 2004, 6,666,666,667 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated December 17, 2004, 1,071,428,571 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated September 19, 2005 and 42,857,143 shares of common stock issuable upon conversion of the secured convertible notes issued pursuant to the Securities Purchase Agreement dated January 23, 2006 and 595,238,095 shares of common stock issuable upon conversion of the secured convertible notes issued to the Securities Purchase Agreement dated June 1, 2006 and 476,190,476 shares of common stock issuable upon conversion of the secured notes issued to the Securities Purchase Agreement dated August 28, 2006. Shares issuable upon conversion of notes as of April 17, 2007.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 8, 2004, for the sale of (i) $2,000,000 in secured convertible notes and (ii) warrants to buy 2,000,000 shares of our common stock.

The investors provided us with an aggregate of $2,000,000 as follows:

•	$700,000 was disbursed on June 8, 2004;

•	$700,000 was disbursed on July 13, 2004;

•	$600,000 was disbursed on July 20, 2004;

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 1, 2006 for the sale of (i) $250,000 in secured convertible notes and (ii) warrants to buy 10,000,000 shares of our common stock.

The investors purchased all the secured convertible notes on June 1, 2006.

The secured convertible notes bear interest at 10%, mature three from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.02; or
•	25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on August 28, 2006 for the sale of (i) $200,000 in secured convertible notes and (ii) warrants to buy 10,000,000 shares of our common stock.

The investors purchased all the secured convertible notes on August 28, 2006.

The secured convertible notes bear interest at 10%, mature three from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.02; or
•	25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Penny Stock Regulation .

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

Recent Sales of Unregistered Securities

For the fiscal year ended December 31, 2006, we have issued 107,215,631 shares of common stock upon conversion of an aggregate principal amount of $62,868 on our convertible notes.

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

Capitalized Film Costs

We follow the policy of capitalizing the costs of producing a film and bringing that film to market, and reporting the film costs as a separate asset on our balance sheet. We account for interest costs related to the production of a film in accordance with the provisions in FASB Statement No. 34, Capitalization of Interest Cost . Production overhead, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of films. Production overhead does not include administrative and general expenses, the costs of certain overall deals, or charges for losses on properties sold or abandoned.

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

Exploitation Costs and Advertising

We account for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs . All other exploitation costs, including marketing costs, are expensed as incurred.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we may begin earning revenues from operations in 2006 as we transition from a development stage company to that of an active, operating company. Potential revenue includes the sale of or distribution rights of our “American Cannibal” movie.

Costs And Expenses

From our inception through December 31, 2006, we have not generated any revenues. We have incurred losses of $69,007,591 during this period. These losses stem from expenses associated principally with compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees, as well as non-cash interest and derivative liability valuation adjustments in connection with issuance of convertible debentures.

Liquidity And Capital Resources

As of December 31, 2006, we had a working capital deficit of $6,934,169. As a result of our operating losses from our inception through December 31, 2006, we generated a cash flow deficit of $6,294,489 from operating activities from our inception on July 29, 1997 through December 31, 2006. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,344,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $604,111 from advances from our officers, principal shareholders and third parties.

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

The independent auditor's report on our December 31, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

We entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of April 17, 2007, $1,430,247 has been converted or paid down and $569,753 was remaining. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40%of the average of the three lowest intraday trading prices. Effective January 23, 2006; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

We entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2005 on March 31 st , June 30 th , September 30 th and December 31 st .and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005, the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40% of the average of the three lowest intraday trading prices. Effective January 23, 2006, the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

We entered into a Securities Purchase Agreement with four accredited investors on September 19, 2005 for the issuance of an aggregate of $450,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 450,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2006 on March 31 st , June 30 th , September 30 th and December 31 st .and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective January 23, 2006; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

As of December 31, 2005, we issued to the investors Convertible Notes under the agreement described above in a total amount of $3,250,000 in exchange for net proceeds of $2,794,146. The proceeds that we received is net of related fees and costs of $455,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of December 31, 2006, we have accrued interest of approximately $827,117.

We entered into a Securities Purchase Agreement with four accredited investors on January 23, 2006 for the issuance of an aggregate of $180,000 of secured convertible notes, and attached to the secured convertible notes were warrants to purchase 180,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum subject to certain default previsions which increases the rate to 15% per annum, payable on quarterly beginning in 2006 on March 31 st , June 30 th , September 30 th and December 31 st .and with note maturity due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.02 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2006, we issued to the investors Convertible Notes as of January 23, 2006 under the agreement described above in the amount of $180,000 in exchange for net proceeds of $145,000. The proceeds that we received is net of related fees and costs of $35,000_. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of December 31, 2006, we have accrued interest of approximately $27,000.

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

As of December 31, 2006, we issued to the investors Convertible Notes as of June 1, 2006  under the agreement described above in the amount of $250,000 in exchange for net proceeds of $205,000. The proceeds that we received are net of related fees and costs of $45,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of December 31, 2006, we have accrued interest of approximately $21,986.

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

As of December 31, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $200,000 in exchange for net proceeds of $180,,000. The proceeds that we received are net of related fees and costs of $20,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of December 31, 2006, we have accrued interest of approximately $10,274.

In connection with the sale of the secured convertible notes, we granted the investors registration rights and security interests in all of our assets. We do not have the capital resources to pay the amounts required under these agreements. The investors have been willing in the past to provide us with capital as needed to sustain our day-to-day operations, however, no assurance can be given that they will provide such capital in the future, which they are under no obligation to do so. In the event that we need additional capital in the future for our day-to-day operations, and the investors do not provide such funds, we will have to seek capital from new investors. As a result  that all of our assets are secured by the current investors, it is highly unlikely that we would be able to obtain additional capital from other investors. If we are unable to obtain additional capital, we would likely be required to curtail or cease our operations. As all of our assets are secured by our existing lendors, we do not anticipate filing for bankruptcy protection, as all of our assets would be transferred to our lendors pursuant to our existing security agreements.

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

Number of Employees

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants for services and have had only three employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. These positions include a President, CFO, EVP of Operations and a Senior Sales and Marketing executive. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2006 or as of the date of this report.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

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

Risks Relating to Our Business :

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have not generated any revenues since our inception. We incurred net losses of $16,364,683 for the year ended December 31, 2006 and $4,314,470 for the year ended December 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated April 16, 2007, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended December 31, 2006 and 2005 in the amounts of $16,364,683 and $4,314,470, respectively. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Risks Relating to Our Current Financing Arrangement :

There Are a Large Number of Shares Underlying Our Secured Convertible Notes, and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 17, 2007, we had 298,668,892 shares of common stock issued and outstanding, secured convertible notes outstanding pursuant to our June 2004 securities purchase agreement that may be converted into an estimated 3,469,635,714 shares of common stock at current market prices, secured convertible notes outstanding pursuant to our December 2004 securities purchase agreement that may be converted into an estimated 6,666,666,667 shares of common stock at current market prices and outstanding warrants to purchase 3,250,000 shares of common stock , secured convertible notes outstanding pursuant to our September 2005 securities purchase agreement that may be converted into an estimated 1,071,428,571 shares of common stock at current market prices and outstanding warrants to purchase 500,000 shares of common stock, secured convertible notes outstanding pursuant to our January 2006 securities purchase agreement that may be converted into an estimated 42,857,143 shares of common stock at current market prices and outstanding warrants to purchase 180,000 shares of common stock, secured convertible notes outstanding pursuant to our June 2006 securities purchase agreement that may be converted into an estimated 595,238,095 shares of common stock at current market prices and outstanding warrants to purchase 10,000,000 shares of common stock, secured convertible notes outstanding pursuant to our August 2006 securities purchase agreement that may be converted into an estimated 476,190,476 shares of common stock at current market prices and outstanding warrants to purchase 10,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of April 16, 2007 of $0.0014.

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 70%	Issuable	Stock

25%	$.00525	$.0001575	10,871,771,429	3640%
50%	$.00035	$.000105	16,307,657,143	5460%
75%	$.000175	$.0000525	32,615,314,286	10920%

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

Risks Relating to Our Common Stock :

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page No .
Report of Registered Independent Certified Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and 2005	F-3
Consolidated Statements of Losses for the years ended December 31, 2006 and 2005, and for the period July 29, 1997 (date of inception) to December 31, 2006	F-4
Consolidated Statements of Deficiency in Stockholders’ Equity for the years ended December 31, 2006 and 2005, and for the period July 29, 1997 (date of inception) to December 31, 2006	F-5 - F-12
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and for the period July 29, 1997 (date of inception) to December 31, 2005	F-13 - F-15
Notes to Consolidated Financial Statements	F-16 - F-34

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Pacificap Entertainment Holdings, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries (the "Company"), a development stage Company, as of December 31, 2006 and 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended and for the period July 29, 1997 (date of inception) to December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and from July 29, 1997 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
McLean, Virginia
April 16, 2007

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$-	$422
Total current assets	-	422

Property and equipment:
Office furniture, net of accumulated depreciation of $10,418 and $6,623 at December 31, 2006 and 2005, respectively	8,907	12,702

Other assets:
Prepaid expense	59,938	152,872
Capitalized film costs	-	750,000
Financing Costs, net of accumulated amortization and write off of $570,453 and $317,794 at December 31, 2006 and 2005, respectively	264,837	417,496
Total other assets	324,775	1,320,368

Total assets	$333,682	$1,333,492

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$250	$-
Accounts payable and accrued expenses	2,610,822	1,773,536
Other accrued liabilities	380,000	380,000
Notes payable , current portion	3,526,645	2,230,145
Advances from related parties	222,090	358,119
Other advances	194,362	65,000
Total current liabilities	6,934,169	4,806,800

Notes payable, long-term portion	1,016,128	756,347
Derivative liability relating to convertible debentures	18,700,966	5,811,478
Warrant liability relating to convertible debentures	35,630	10,263
Total long term debt	19,752,724	6,578,088

Commitments and contingencies	-	-

Total liabilities	26,686,893	11,384,888

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2006 and 2005	-	-
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 196,778,892 and 89,563,261 shares issued at December 31, 2006 and 2005, respectively	196,779	89,563
Additional paid-in-capital	42,457,602	42,501,950
Deficit accumulated during development stage	(69,007,592)	(52,642,909)
Total (deficiency in) stockholder's equity	(26,353,211)	(10,051,396)
Total liabilities and (deficiency in) stockholder's equity	$333,682	$1,333,492

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF LOSSES

	For the year ended December 31,		For the Period July 29, 1997 (Date of Inception) to
	2006	2005	December 31, 2006
Costs and Expenses:
Selling, general and administrative	$1,645,143	$1,623,838	$16,494,137
Acquisition of Pacificap Entertainment Holdings, Inc. (Note B)	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	2,248,461
Impairment of film library	-	-	372,304
Impairment of investment	-	-	62,500
Depreciation	3,795	4,941	206,603
Total operating expenses	1,648,938	1,628,779	48,544,005

Loss from operations	(1,648,938)	(1,628,779)	(48,544,005)

Other income (expenses)	282,247	-	397,005
Interest income (expenses)	(2,713,138)	(2,533,968)	(7,409,257)
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	(12,284,854)	(151,723)	(12,883,120)
Total other income (expenses)	(14,715,745)	(2,685,691)	(19,895,372)

Loss from continuing operations, before income taxes and discontinued operations	(16,364,683)	(4,314,470)	(68,439,377)
Provision for income taxes	-	-	-

Loss from continuing operations, before discontinued operations	(16,364,683)	(4,314,470)	(68,439,377)
Loss from discontinued operations	-	-	(352,905)
Income (loss) on disposal of discontinued operations, net	-	-	78,973

Net loss	$(16,364,683)	$(4,314,470)	$(68,713,309)

Cumulative effect of accounting change	-	-	(294,282)

Net loss applicable to common shares	$(16,364,683)	$(4,314,470)	$(69,007,591)

Loss per common share-basic and assuming fully diluted	$(0.15)	$(0.07)
Continuing operations	$(0.15)	$(0.07)
Discontinued operations	$-	$-

Weighted average shares outstanding-basic and assuming dilution	110,486,529	66,158,104

See the accompanying note to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

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

See accompanying notes to consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
For the period July 19, 1997 (Date of Inception) to December 31, 2006
	Preferred Shares	Share Amount	Common Shares	Share Amount	Common Stock Subscription	Additional Paid in Capital	Deficit Accumulated during Development Stage	Treasury Stock	Total
Balance forward	-	$-	89,563,261	$89,563	$-	$42,501,950	$(52,642,909)	$-	$(10,051,396)
Shares issued in May 2006 as payment towards convertible debentures	-	-	895,631	896	-	90	-	-	986
Shares issued in July 2006 as payment towards convertible debentures			4,430,000	4,430	-	265	-	-	4,695
Shares issued in August 2006 as payment towards convertible debentures			13,290,000	13,290	-	222	-	-	13,512
Shares issued in September 2006 as payment towards convertible debentures			13,290,000	13,290	-	-	-	-	13,290
Shares issued in October 2006 as payment towards convertible debentures			22,150,000	22,150	-	(8,985)	-	-	13,165
Shares issued in November 2006 as payment towards convertible debentures			31,010,000	31,010	-	(20,196)	-	-	10,814
Shares issued in December 2006 as payment towards convertible debentures			22,150,000	22,150	-	(15,744)	-	-	6,406
Net loss	-	-	-	-	-	-	(16,364,683)	-	(16,364,683)
Balance at December 31, 2006	-	$-	196,778,892	$196,779	$-	$42,457,602	$(69,007,592)	$-	$(26,353,211)

See the accompanying note to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the Period July 29, 1997(Date of Inception) to December 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss for the period from continuing operations	$(16,364,683)	$(4,314,470)	$(68,733,659)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	3,795	4,941	206,603
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	-	3,400	8,530,733
Non cash interest expense related to conversion and paydown of convertible debentures	62,868	72,744	542,752
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	1,556,281	1,451,652	3,398,084
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	12,284,854	151,723	12,883,120
Amortization and write off of financing costs	252,659	254,157	570,453
Amortization of prepaid interest	92,934	150,630	340,062
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Gain from extinguishment of related party debt	(232,247)	-	(232,247)
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	750,000	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Prepaid expenses	-	4,502	-
Capitalized film costs	-	(750,000)	(750,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	250	-	250
Accounts payable and accrued expenses, net	837,287	783,440	2,637,312
Net cash (used in) operating activities	(756,002)	(2,187,281)	(6,294,489)

See the accompanying note to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the Period July 29, 1997(Date of Inception) to December 31, 2006
	2006	2005
Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	(8,844)	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	(8,844)	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	96,218	82,929	409,749
Other advances, net	129,362	20,000	194,362
Proceeds from issuance of notes payable, net of repayments	-	(13,000)	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs and fees net of repayments	530,000	1,836,903	4,344,711
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	755,580	1,926,832	6,461,687

Net increase (decrease) in cash and equivalents	(422)	(269,293)	-
Cash and cash equivalents at the beginning of the period	422	269,715	-
Cash and cash equivalents at the end of the period	$-	$422	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	3,400	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	62,868	72,204	242,752
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Gain from extinguishment of related party debt	(232,247)	-	(612,247)
Write off of capitalized production costs	750,000	-	900,273

See the accompanying note to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the Period July 29, 1997(Date of Inception) to December 31, 2006
	2006	2005
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Proceeds from convertible debentures held in escrow	-	235,293	-
Capitalized financing costs in connection with issuance of long-term convertible notes payable	100,000	-	586,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	-	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	12,284,854	151,723	12,883,120
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See the accompanying note to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $69,007,592

Change of Control

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

The consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation. Additionally, the Company owns 50% of economic interest in Operation Pilot LLC. As of December 31, 2006, Operation Pilot LLC does not have operations other than being a party of a distribution rights agreement (see Note A Capitalized Film Costs).

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
DECEMBER 31, 2006 AND 2005

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the year ended December 31, 2006 and 2005 common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

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
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

During the year ended December 31, 2005, the Company completed filming of its first movie and capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at December 31, 2006 and 2005. As described in Note A, the Company owns 50% of economic interest in Operation Pilot LLC. In October 2006, Operational Pilot LLC entered into a distribution rights agreement granting a Licensee rights to market, advertise, and promote the film. In consideration of the rights granted, Licensee will pay to the Company all gross receipts received by Licensee resulting from the exercise of rights after making deductions for distribution expenses and fees, As of December 31, 2006, the Company has determined that marketing and sale of the film is highly uncertain in the near future. Accordingly, the Company wrote off $750,000 of the carrying value of its capitalized film through a charge to operations during the year ended December 31, 2006.

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited. The Company incurred no manufacturing costs during the years ended December 31, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to December 31, 2006.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the years ended December 31, 2006 and 2005, and for the period from July 29, 1997 (date of inception) to December 31, 2006.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2006, 2005, and the period from July 29, 1997 (date of inception) to December 31, 2006.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $16,364,683 during the year ended December 31, 2006 and $4,314,470 during the year ended December 31, 2005. The Company’s current liabilities exceeded its current assets by $6,934,169 as of December 31, 2006. For the period from inception through December 31, 2006, the Company has accumulated losses of $69,007,592. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2006 and 2005.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (continued)

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the year ended December 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

December 31,
2005
Net loss	$(4,314,470)
Deduct: stock-based compensation expense, net of tax	-

Pro forma net loss	$(4,314,470)

Net earning per common share — basic (and fully diluted):
As reported	$(0.07)
Deduct: stock-based compensation expense, net of tax	-

Pro forma	$(0.07)

The Company had no employee stock options issued and outstanding at December 31, 2006. All prior awards of stock options were vested at the time of issuance in prior years.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Accrued expenses	$146,292	310,060
Accrued interest	2,464,530	1,463,476
Total	$2,610,822	$1,773,536

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2006 and 2005 is as follows:

2006	2005
Convertible notes payable (“First Convertible Notes”); interest rate 10% per annum,; due two years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.35 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. Subsequent to the date of the financial statements, the maturity date is extended to December 31, 2008.
$1,457,247	$1,111,980

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
1,895,900	756,347

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
48,630	-

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

	2006	2005
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
	22,831	-
	3,424,608	1,868,327
Less current maturities	(2,408,480)	(1,111,980)
Long term portion	$1,016,128	$756,347

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. Subsequent to the date of the financial statements, the Company obtained an amendment to extend the maturity date to December 31, 2008. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate. Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate. Pursuant to the Securities Purchase Agreement, the Company granted the noteholders Piggy-back registration rights in connection with the common stock underlying the secured convertible notes and the warrants.

During the year ended December 31, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes.

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

On January 23, 2006; the Securities Purchase Agreement was again amended to increase the aggregate from $3,250,000 to $3,430,000 of convertible notes (“Second Convertible Notes”), attached warrants were increased from 3,250,000 shares of the Company’s common stock to 3,430,000 shares. The conversion rate to the noteholder was changed from 40% of the average of the three lowest intraday trading prices for common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 30%. On January 23, 2006, the Company issued to the investors an aggregate of $180,000 of secured convertible notes, and attached to the secured convertible notes were warrants to purchase 180,000 shares of our common stock. The Company received net proceeds of $145,000, net of related fees and costs of $35,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

As of December 31, 2006, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company granted the noteholders Piggy-back registration rights in connection with the common stock underlying the secured convertible notes and the warrants.

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

As of December 31, 2006, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Pursuant to the Securities Purchase Agreement, the Company granted the noteholders Piggy-back registration rights in connection with the common stock underlying the secured convertible notes and the warrants.

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

As of December 31, 2006, the Company issued to the investors a Fourth Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company granted the noteholders Piggy-back registration rights in connection with the common stock underlying the secured convertible notes and the warrants.

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

•	Accreted principal of $3,398,084 and $1,841,803 as of December 31, 2006 and 2005, respectively.

The following table summarizes the various components of the convertible debentures as of December 31, 2006 and 2005:

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

	2006	2005
Convertible debentures	$3,424,608	$1,868,327
Warranty liability	35,630	10,263
Derivative liability	18,700,966	5,811,478
	22,161,204	7,690,068
Cumulative adjustment of derivative and warrant liability to fair value	(12,883,120)	(598,266)
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(242,753)	(179,884)
Cumulative accretion of principal related to convertible debentures	(3,398,084)	(1,841,803)
Cumulative pay down of convertible debentures	(300,000)	(300,000)
Total convertible debentures	$5,337,247	$4,770,115

The four accredited investors are the same entities for each financing. During the year ended December 31, 2005, principal of the convertible notes in an aggregate amount of $72,204 was converted to the Company’s common stock. An adjustment of $541 to decrease the principal amounted resulted from the reconciliation of the outstanding balance with the noteholders at December 31, 2005. During the year ended December 31, 2006, principal of the convertible notes in an aggregate amount of $62,868 was converted to the Company’s common stock (Note E). The principal amount of outstanding convertible notes payable was $5,337,247 and $4,770,115 at December 31, 2006 and 2005, respectively.

Aggregate maturities of long-term debt as of December 31, 2006 are as follows:

Fiscal Year	Amount
2007	$2,857,247
2008	1,850,000
2009	630,000
2010	-
2011 and after	-
$5,337,247

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 are as follows:

2006	2005
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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D - NOTES PAYABLE (continued)

	2006	2005
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

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of December 31, 2006, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding. During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2006, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

NOTE E - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of December 31, 2006 and 2005, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has and 196,778,892 and 89,563,261 shares of common stock issued and outstanding as of December 31, 2006 and 2005, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE E - CAPITAL STOCK (continued)

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

In May 1999, the Company authorized and issued a series of 855,000 shares of the Company's preferred stock as convertible preferred stock (“1999 Global Group Series”) to the Company's management and advisors who had been unsuccessful in developing the Company's shoe apparel business segment in exchange for those individuals continuing to devote their services to developing the shoe business segment. The stock issued was valued at approximately $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

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
DECEMBER 31, 2006 AND 2005

NOTE E - CAPITAL STOCK (continued)

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
DECEMBER 31, 2006 AND 2005

NOTE E - CAPITAL STOCK (continued)

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

In July 2004, the Company issued an aggregate of 1,388,538 shares of common stock to consultants in exchange for services in the amount of $373,789. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 44,275 shares of common stock to a noteholder in exchange for interest expense of $12,400. Additionally, the Company issued an aggregate of 1,100,000 shares of common stock in exchange for convertible notes payable of $77,000.

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
DECEMBER 31, 2006 AND 2005

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

In July 2006, the Company issued an aggregate of 4,430,000 shares of common stock in exchange for convertible note payable of $4,695.

In August 2006, the Company issued an aggregate of 13,290,000 shares of common stock in exchange for convertible note payable of $13,512

In September 2006, the Company issued an aggregate of 13,290,000 shares of common stock in exchange for convertible note payable of $13,290.

In October 2006, the Company issued an aggregate of 22,150,000 shares of common stock in exchange for convertible note payable of $13,165.

In November 2006, the Company issued an aggregate of 31,010,000 shares of common stock in exchange for convertible note payable of $10,814.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE E - CAPITAL STOCK (continued)

In December 2006, the Company issued an aggregate of 22,150,000 shares of common stock in exchange for convertible note payable of $6,406.

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the year ended December 31, 2006 and 2005. All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 20,180,000 and 1,850,000 warrants during the year ended December 31, 2006 and 2005, respectively, in connection with issuance of convertible notes payable. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	2.52	$ 0.24	2,000,000	$ 0.24
$ 0.02	3,430,000	3.35	0.02	3,430,000	0.02
$ 0.01	10,000,000	4.41	0.01	10,000,000	0.01
$0.005	10,000,000	4.65	0.005	10,000,000	0.005
	25,430,000	4.21	$ 0.03	25,430,000	$ 0.03

All outstanding warrants were granted in connection with issuances of convertible notes (Note C). Transactions involving warrants issued to noteholders are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	3,400,000	$0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2005	5,250,000	$0.10
Granted	20,180,000	0.0075
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2006	25,430,000	$0.04

NOTE G - RELATED PARTY TRANSACTIONS

The Company’s former President and Director, Mr. Ed Litwak, has advanced funds to the Company for working capital purposes since the Company’s inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due Mr. Litwak at December 31, 2005 was $353,029, net of cash repayments.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE G - RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2006, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247. In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December31, 2006. A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties subsequent to the date of the financials statements. Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company. At December 31, 2006, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and included in its other income.

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at December 31, 2006 and 2005 was $5,090. Subsequent to the date of financial statements, Mr. Riley resigned as members of the Board of Directors of the Company.

NOTE H - ASSET PURCHASE AGREEMENT

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI. The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed. The Company received an initial payment of $50,000 in January 2006. The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum. Due to lack of working capital and production activities in prior years, the Company has impaired the film library sold to CCGI during the year ended December 31, 2002. For the year ended December 31, 2006, the Company accounted for the $50,000 cash consideration received as other income. At December 31, 2006, the Company management has determined that the collectibility of the remaining purchase price due from CCGI can not be reasonably assured. Accordingly, income will be recognized as collected in future period.

NOTE I - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share for the years ended December 31, 2006 and 2005:

	2006	2005
Net income loss available to Common stockholders	$(16,364,683)	$(4,314,470)
Basic and diluted earning (loss) per share	$(0.15)	$(0.07)
Continuing operations	$(0.15)	$(0.07)
Discontinued operations	$-	$-
Weighted average common shares outstanding	110,486,529	66,158,104

In September 2003, a one (1) for thirty (30) reverse stock split of the Company’s common stock was effected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split. For the year ended December 31, 2006 and 2005 common stock equivalents derived from shares issuable in conversion of the Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE J - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $69,007,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $24,152,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2006 are as follows:

Non current:
Net operating loss carryforward	$24,152,000
Valuation allowance	(24,152,000)
Net deferred tax asset	$-

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments

During the year ended December 31, 2005, the Company leased office space in Beverly Hills, California for its corporate use under a non-cancelable operating lease expiring in November 2008 at rate of $4,502 per month, plus stipulated annual adjustments. Rental expenses charged to operations for the year ended December 31, 2005 was $54,130. During the year ended December 31, 2006, the Company terminated the lease and the landlord had re-leased the office space to a third party.

Employment and Consulting Agreements

The Company had an employment agreement with the Company’s former President and Director, Mr. Ed Liwak during the year ended December 31, 2005. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The Company agreed to pay a base salary at the rate of not less than $120,000.00 per year. The Base Salary shall be paid in installments no less frequently than monthly. During the year ended December 31, 2006, the Company and Mr. Liwak mutually agreed to terminate the employment agreement pursuant to the “Separation, Release and Consulting Agreement “ formerly signed subsequent to the date of the financials statements (Note G).

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE L - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2006 and 2005, the Company incurred losses from operations of $16,364,683 and $4,314,470, respectively. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note D). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

a)
Item 8A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As previously disclosed in a Current Report on Form 8-K , which we filed on February 26, 2007 , as a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”), we determined that accounting errors were made in the accounting for and disclosing our convertible debt instruments and their embedded conversion features. Upon reviewing and updating our accounting and disclosures of our convertible debt instruments , we discovered our errors.

The Company accounted for and disclosed the convertible promissory notes as conventional convertible debt. After further review, the Company determined the conversion option embedded in the convertible notes did not meet the definition of a "conventional convertible debt instrument" because of the option lacked a fixed conversion price.

Therefore, management re-evaluated the convertible notes and embedded conversion feature under the guidelines of SFAS No. 133 and EITF Issue No. 00-19, and concluded that the embedded conversion option did not meet the SFAS No. 133 paragraph 11(a) scope exception. Accordingly, management assessed the conversion feature against the additional criteria required for equity classification included in paragraphs 12-32 of EITF Issue No. 00-19 and determined that the number of shares to be delivered is not capped and therefore the Company did not have sufficient authorized and unissued shares of its common stock to settle the obligation as of the date of the financial statements.

As a result of the above analysis , the Company concluded the embedded conversion option:

o Does not meet the paragraph 11(a) scope exception in SFAS No. 133

o Should be bifurcated from the host instrument ; and

o should be accounted for as a derivative liability under SFAS No. 133.

Accordingly, the Company restated its financial statements for the year ended December 31, 2004 and the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 filed with the SEC disclosing and accounting for the embedded conversion option as a derivative .

As a result, we have determined that our disclosure controls were not effective as of the end of the period covered by this report.

We have implemented the following remedial measures to address the identified material weaknesses.

•  We reviewed all convertible equity and debt securities to identify any securities that may have embedded beneficial conversion features

•  We have improved the supervision and training of our accounting staff to understand and implement accounting requirements , policies and procedures applicable to the accounting and disclosure of convertible securities.

b)
Changes in internal controls .

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.
There were no changes in our internal control over financial reporting that occurred during the period covered by this fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name	Age	Position
Mark Schaftlein	49	President and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

Mark Schaftlein has been our President and Director since January 26, 2007. Mr. Schaftlein has spent the last 5 years as the Managing Director of Ocean Avenue Advisors, LLC. Ocean Avenue Advisors is a financial consulting firm whose primary focus is assisting small and micro cap companies. Prior to his tenure at Ocean Avenue Advisors Mr. Schaftlein spent 20 years in the mortgage banking industry, including 7 years with Citigroup. Mr. Schaftlein has a Bachelor of Science in Business Administration from Western Kentucky University. Mr. Schaftlein is currently a member of the board of directors of the following public companies: Globalnet Corporation, an international telecommunications services company, Epicus Communications, Inc., a telecommunications company and SP Holding Corp., a blank check shell company that recently merged with Organic Holding Company, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Pacificap Entertainment Holdings, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Pacificap Entertainment Holdings, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2006, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, our board of directors during 2006, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Executive Compensation

The following table sets forth the annual and long-term compensation paid to our President and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Schaftlein, President, Principal Executive Officer (1)	2006	-	-	-	-	-	-	-	0

Edward Litwak, Former President (2)	2006	$122,000	-	-	-	-	-	-	$122,000

(1) Mr. Schaftlein became our President and Director on January 26, 2007.
(2) Mr. Litwak resigned as our President and Director on January 26, 2007.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark Schaftlein	-	-	-	-	-	-	-	-	-

Ed Litwak	-	-	-	-	-	-	-	-	-

Employment Agreements with Executive Officers

Ed Litwak, Former President

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

On January 19, 2007, we entered into a Separation, Release and Consulting Agreement with Ed Litwak, our former President, pursuant to which Executive shall receive $217,000 payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month in consideration for, among other things, (i) Executive’s release of claims against the Company including, but not limited to claims involving the Broadcast Division (ii) as severance upon Executive’s ceasing to be employed by the Company and (iii) as a bonus in recognition of Executive’s past service and contributions to the Company. Mr. Litwak will also provide us ongoing consulting services over the 64 month period.

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors did not received compensation for their services for the fiscal year ended December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on April 17, 2007 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 298,668,892shares of common stock outstanding.

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

NAME AND ADDRESS		NUMBER OF	PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED (1)	CLASS (2)

Mark Schaftlein	Common Stock	0	*

All Officers and Directors	Common Stock	0	*
As a Group (1 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 17, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 298,668,892 shares issued and outstanding on April 17, 2007.

(3) Includes 1,000,000 shares owned by each of: S-1 Investments, LLC; C.H.I. LLC; Rancho LLC; J. Capital Partners; A. Jackson Trust Company; Sofi, LLC and Kiva, LLC, each of which Mr. Curtis has voting control over.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s former President and Director, Mr. Ed Litwak, has advanced funds to the Company for working capital purposes since the Company’s inception in July 1997. No formal repayment terms or arrangements exist. The amount of the advances due Mr. Litwak at December 31, 2005 was $353,029, net of cash repayments.

As of December 31, 2006, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247. In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December31, 2006. A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties subsequent to the date of the financials statements. Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company. At December 31, 2006, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and included in its other income.

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at December 31, 2006 and 2005 was $5,090. Subsequent to the date of financial statements, Mr. Riley resigned as members of the Board of Directors of the Company.

PART IV
I TEM 13.	EXHIBITS

Exhibit No.	Description

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

4.102
Securities Purchase Agreement, dated as of June 1, 2006, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC,

4.103	Secured Convertible Note with AJW Offshore, Ltd., dated June 1, 2006.

4.104	Secured Convertible Note with AJW Partners, LLC, dated June 1, 2006.

4.105	Secured Convertible Note with AJW Qualified Partners, LLC, dated June 1, 2006.

4.106	Secured Convertible Note with New Millennium Capital Partners II, LLC, dated June 1, 2006.

4.107	Common Stock Purchase Warrant with AJW Offshore, Ltd., dated June 1, 2006.

4.108	Common Stock Purchase Warrant with AJW Partners, LLC, dated June 1, 2006.

4.109	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated June 1, 2006.

4.110	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated June 1, 2006,

4.111
Registration Rights Agreement, dated as of June 1, 2006, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC,.

4.112
Securities Purchase Agreement, dated as of August 28, 2006, by and among Pacificap Entertainment Holdings, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.113	Secured Convertible Note with AJW Offshore, Ltd., dated August 28, 2006.

4.114	Secured Convertible Note with AJW Partners, LLC, dated August 28, 2006.

4.115	Secured Convertible Note with AJW Qualified Partners, LLC, dated August 28, 2006.

4.116	Secured Convertible Note with New Millennium Capital Partners II, LLC, dated August 28, 2006.

4.117	Common Stock Purchase Warrant with AJW Offshore, Ltd., dated August 28, 2006.

4.118	Common Stock Purchase Warrant with AJW Partners, LLC, dated August 28, 2006.

4.119	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated August 28, 2006.

4.120	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated August 28, 2006,

10.1	Indemnification Agreement with Edward E. Litwak, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.2	Indemnification Agreement with Don Parson, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 20, 2001 and incorporated herein by reference.

10.3	Indemnification Agreement with Michael Riley, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

10.4	Employment Agreement with Ed Litwak, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

10.5
Asset Purchase Agreement, dated as of December 22, 2005, by and between Pacificap Entertainment Holidngs, Inc. and Collectible Concepts Group, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 31, 2006 and incorporated herein by reference.

10.6
Separation, Release and Consulting Agreement by and between Pacificap Entertainment Holdings, Inc. and Ed Litwak, dated January 19, 2007 ., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 31, 2007 and incorporated herein by reference.

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

Audit Fees

The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $75,473 and $92,450, respectively.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: April 18, 2007	By:	/s/ MARK SCHAFTLEIN
Mark Schaftlein
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MARK SCHAFTLEIN	President (Principal Executive	April 18, 2007
Mark Schaftlein	Officer), Director, Principal Financial
Officer and Principal Accounting Officer