Form 10QSB
period 2007-03-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2007-05-15
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006
For the Period Ended March 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

Commission file number 000-31048

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	33-0766069
(State of Incorporation)	(IRS Employer Identification No.)

2361 Campus Drive, Suite 101
Irvine, CA 92612
(Address of Principal Executive Offices)

(949) 833-9001
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

Yes [ ] No  [ x ]

As of May 14, 2007, the Company had 299,668,892 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2007

Table of Contents

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets: March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Income (Losses): Three Months Ended March 31, 2007 and 2006 For the Period July 29, 1997 (Date of Inception) through March 31, 2007	4

	Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows: Three Months Ended March 31, 2007 and 2006 For the Period July 29, 1997 (Date of Inception) through March 31, 2007	14

	Notes to Unaudited Condensed Consolidated Financial Information: March 31, 2007	17

Item 2.	Plan of Operation	31

Item 3.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Changes in Securities	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$65,556	$-
Total current assets	65,556	-

Property and equipment:
Office furniture, net of accumulated depreciation of $11,366 and $10,418 at March 31, 2007 and December 31, 2006, respectively	7,959	8,907

Other assets:
Prepaid expense	56,464	59,938
Financing Costs, net of accumulated amortization and write off of $595,159 and $570,453 at March 31, 2007 and December 31, 2006, respectively	240,131	264,837
Total other assets	296,595	324,775

Total assets	$370,110	$333,682

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$-	$250
Accounts payable and accrued expenses	2,936,965	2,610,822
Other accrued liabilities	380,000	380,000
Notes payable , current portion	1,118,165	3,526,645
Advances from related parties	194,090	222,090
Other advances	164,362	194,362
Total current liabilities	4,793,582	6,934,169

Notes payable, long-term portion	3,637,814	1,016,128
Derivative liability relating to convertible debentures	12,634,316	18,700,966
Warrant liability relating to convertible debentures	36,162	35,630
Total long term debt	16,308,292	19,752,724

Commitments and contingencies

Total liabilities	21,101,874	26,686,893

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 285,378,892 and 196,778,892 shares issued at March 31, 2007 and December 31, 2006, respectively	285,379	196,779
Additional paid-in-capital	42,391,197	42,457,602
Deficit accumulated during development stage	(63,408,340)	(69,007,592)
Total (deficiency in) stockholder's equity	(20,731,764)	(26,353,211)
Total liabilities and (deficiency in) stockholder's equity	$370,110	$333,682

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
Unaudited
	For the three months ended March 31,		For the Period July 29, 1997 (Date of Inception) to March 31, 2007
	2007	2006

Costs and Expenses:
Selling, general and administrative	$118,832	$269,426	$15,712,697
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	2,248,461
Impairment of film library and production costs	-	-	1,272,577
Impairment of investment	-	-	62,500
Depreciation	949	949	207,552
Total operating expenses	119,781	270,375	48,663,787

Loss from operations	(119,781)	(270,375)	(48,663,787)

Other income, net	-	50,000	397,005
Interest expense), net	(577,084)	(713,477)	(7,986,341)
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	6,296,117	(14,312,773)	(6,587,003)
Total other income (expenses)	5,719,033	(14,976,250)	(14,176,339)

Income (loss) from continuing operations, before income taxes and discontinued operations	5,599,252	(15,246,625)	(62,840,126)
Provision for income taxes	-	-	-

Income (loss) from continuing operations, before discontinued operations	5,599,252	(15,246,625)	(62,840,126)
Loss from discontinued operations			(352,905)
Income on disposal of discontinued operations, net	-	-	78,973

Net income (loss)	$5,599,252	$(15,246,625)	$(63,114,058)

Cumulative effect of accounting change			(294,282)

Net income (loss) applicable to common shares	$5,599,252	$(15,246,625)	$(63,408,340)

Income (loss) per share-basic	$0.02	$(0.17)

Income (loss) per share-fully diluted	See Note A	(0.17)

Weighted average shares outstanding-basic	244,819,781	89,563,261

Weighted average shares outstanding-fully diluted-Note A	See Note A	89,563,261

See the accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
Unaudited
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
Unaudited

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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
Unaudited

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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
 Unaudited

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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
 Unaudited

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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
 Unaudited

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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
 Unaudited

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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
Unaudited

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	$-	89,563,261	$89,563	$42,501,950	$(52,642,909)	$(10,051,396)
Shares issued in May 2006 as payment towards convertible debentures	-	-	895,631	896	90	-	986
Shares issued in July 2006 as payment towards convertible debentures			4,430,000	4,430	265	-	4,695
Shares issued in August 2006 as payment towards convertible debentures			13,290,000	13,290	222	-	13,512
Shares issued in September 2006 as payment towards convertible debentures			13,290,000	13,290	-	-	13,290
Shares issued in October 2006 as payment towards convertible debentures			22,150,000	22,150	(8,985)	-	13,165
Shares issued in November 2006 as payment towards convertible debentures			31,010,000	31,010	(20,196)	-	10,814
Shares issued in December 2006 as payment towards convertible debentures			22,150,000	22,150	(15,744)	-	6,406
Net loss	-	-	-	-	-	(16,364,683)	(16,364,683)
Balance at December 31, 2006	-	$-	196,778,892	$196,779	$42,457,602	$(69,007,592)	$(26,353,211)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
Unaudited
	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	$-	196,778,892	$196,779	$42,457,602	$(69,007,592)	$(26,353,211)
Shares issued in January 2007 as payment towards convertible debentures	-	-	39,870,000	39,870	(29,149)	-	10,721
Shares issued in February 2007 as payment towards convertible debentures			17,720,000	17,720	(12,448)	-	5,272
Shares issued in March 2007 as payment towards convertible debentures			31,010,000	31,010	(24,808)	-	6,202
Net Income	-	-	-	-	-	5,599,252	5,599,252
Balance at March 31, 2007	-	$-	285,378,892	$285,379	$42,391,197	$(63,408,340)	$(20,731,764)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2007
	2007	2006
Cash flows from operating activities:
Net income (loss) for the period from continuing operations	$5,599,252	$(15,246,625)	$(63,134,407)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	949	949	207,552
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	-	-	8,530,733
Non cash interest expense related to conversion and paydown of convertible debentures	22,195		564,947
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	213,206	465,548	3,611,290
Unrealized loss (income) related to adjustment of derivative and warrant liability to fair value of underlying securities	(6,296,117)	14,312,773	6,587,003
Amortization and write off of financing costs	24,706	67,046	595,159
Amortization of prepaid interest	3,474	37,941	343,536
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Gain from extinguishment of related party debt	-	-	(232,247)
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Capital film costs			(750,000)
Accrued interest receivable		(3,288)	-
Increase (decrease) in:
Cash disbursed in excess of available funds	(250)	-	-
Accounts payable and accrued expenses, net	326,141	198,980	2,963,453
Net cash (used in) operating activities	(106,444)	(166,676)	(6,400,933)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2007
	2007	2006
Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	-	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	-	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	-	34,961	409,749
Other advances, net	(28,000)	15,000	166,362
Proceeds from issuance of notes payable, net of repayments	-	-	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs, fees, payments	200,000	120,000	4,544,711
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	172,000	169,961	6,633,687

Net increase (decrease) in cash and equivalents	65,556	3,285	65,556
Cash and cash equivalents at the beginning of the period	-	422	-
Cash and cash equivalents at the end of the period	$65,556	$3,707	$65,556

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	-	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	22,195	-	264,947
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Gain from extinguishment of related party debt		-	(612,247)
Write off of capitalized production costs	-	-	900,273

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2007
	2007	2006
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable		60,000	586,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	-	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	(6,296,117)	14,312,773	6,587,003
Other advances converted to long term note payable	30,000	-	30,000
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2007, the Company has accumulated losses of $63,408,340.

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

The Company had no employee stock options issued and outstanding at March 31, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended March 31, 2007:

Three months ended March 31, 2007
Net income used in computing basic net income per share	$5,599,252
Impact of assumptions:
Amortization of debt discount (interest expense) on convertible debentures	213,206
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(6,296,117)
Net loss in computing diluted net income (loss) per share:	$(483,659)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2007 was 244,819,781. In determining the number of shares used in computing diluted loss per share. For the three months ended March 31, 2007 common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

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
MARCH 31, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

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

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited. The Company incurred no manufacturing costs during the periods ended March 31, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to March 31, 2007.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended March 31, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to March 31, 2007.

Recent accounting pronouncements

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

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2007 and December 31, 2006 is as follows:

March 31, 2007	December 31, 2006
Convertible notes payable (“First Convertible Notes”); interest rate 10% per annum,; due two years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.35 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty days before, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. In January 2007, the maturity date has been extended to December 31, 2008
$1,435,053	$1,457,247

Convertible notes payable (“Second Convertible Notes”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 30% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. In January 2007, the maturity date has been extended to December 31, 2008
2,084,568	1,895,900

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

	March 31, 2007	December 31, 2006
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
	$69,178	$48,630

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
	39,269	22,831

Convertible notes payable (“Fifth convertible Note”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	2,439	-

Convertible notes payable (“Sixth convertible Note”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	4,019	-

Convertible notes payable (“Seventh convertible Note”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	3,288	-
	3,637,814	3,424,608
Less current maturities	-0-	(2,408,480)
Long term portion	$3,637,814	$1,016,128

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate. Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate. During the year ended December 31, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565. The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435. Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes. In January 2007, the maturity of the outstanding notes were extended to December 31, 2008.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
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

As of March 31, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants. In January 2007, the maturity of the outstanding notes were extended to December 31, 2008.

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

As of March 31, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

Fourth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on August 28, 2006 for the issuance of an aggregate of $200,000 of convertible notes (“Fourth Convertible Notes”), and attached to the Fourth Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Fourth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2007, the Company issued to the investors a Fourth Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

 PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Fifth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2007 for the issuance of an aggregate of $30,000 of convertible notes (“Fifth Convertible Notes”), in exchange for $30,000 of working capital these investors advanced to the Copany during the year ended December 31, 2006. The Fifth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

Sixth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on February 15, 2007 for the issuance of an aggregate of $100,000 of convertible notes (“Sixth Convertible Notes”), and attached to the Sixth Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Sixth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

Seventh Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on February 23, 2007 for the issuance of an aggregate of $100,000 of convertible notes (“Seventh Convertible Notes”), and attached to the Seventh Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Seventh Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

These transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability)”.

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

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as another comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $3,611,290 and $3,398,084 as of March 31, 2007 and December 31, 2006, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

The following table summarizes the various components of the convertible debentures as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Convertible debentures	$3,637,814	$3,424,608
Warranty liability	36,162	35,630
Derivative liability	12,634,316	18,700,966
	16,308,292	22,161,204
Cumulative adjustment of derivative and warrant liability to fair value	(6,587,003)	(12,883,120)
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(264,946)	(242,753)
Cumulative accretion of principal related to convertible debentures	(3,611,290)	(3,398,084)
Cumulative pay down of convertible debentures	(300,000)	(300,000)
Total convertible debentures	$5,545,053	$5,337,247

Aggregate maturities of long-term debt as of March 31, 2007 are as follows:

Fiscal Year	Amount
2007	$-
2008	4,685,053
2009	630,000
2010	230,000
2011 and after	-
$5,545,053

During the three months ended March 31, 2007, principal of the convertible notes in an aggregate amount of $22,195 was converted to the Company’s common stock. The principal amount of outstanding convertible notes payable was $5,545,053 and $5,337,247 at March 31, 2007 and December 31, 2006, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
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

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of March 31, 2007, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding. During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2006, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2007 and December 31, 2006, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 285,378,892 and 196,778,892 shares of common stock issued and outstanding as of March 31, 2007 and December 31, 2006, respectively.

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
MARCH 31, 2007
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
MARCH 31, 2007
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

In December 2004, the Company issued an aggregate of 2,200,000 shares of common stock in exchange for convertible note payable of $15,950. The Company issued an aggregate of 810,000 shares of common stock to a consultant in exchange for services in the amount of $16,200. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered. The Company issued an aggregate of 197,025 shares of common stock to in exchange for accrued interest in the amount of $3,939. Additionally, the Company issued an aggregate of 4,582,106 shares of its common stock, valued at $91,642, in connection with an acquisition agreement with Battelship VFX, Inc. (‘Battleship’). The Company acquired no tangible assets and assumed no liabilities of Battleship. The Company also entered into a consulting agreement with Battleship’s sole owner. The Company has accounted for the common shares issued as acquisition costs and has charged $91,642 to operations during the year ended December 31, 2004.

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
MARCH 31, 2007
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

In January 2007, the Company issued an aggregate of 39,870,000 shares of common stock in exchange for convertible note payable of $10,721.

In February 2007, the Company issued an aggregate of 17,720,000 shares of common stock in exchange for convertible note payable of $5,272.

In March 2007, the Company issued an aggregate of 31,010,000 shares of common stock in exchange for convertible note payable of $6,202.

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2007 or the year ended December 31, 2006. All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 20,180,000 and 1,850,000 warrants during the year ended December 31, 2006 and 2005, respectively, in connection with issuance of convertible notes payable. During the three month period ended March 31, 2007, the Company granted additional 20,000,000 warrants in connection with issuance of convertible notes payable (see Note B). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	2.27	$ 0.24	2,000,000	$ 0.24
$ 0.02	3,430,000	3.10	0.02	3,430,000	0.02
$ 0.01	10,000,000	4.42	0.01	10,000,000	0.01
$0.005	30,000,000	4.73	0.005	30,000,000	0.005
	45,430,000	4.43	$ 0.02	45,430,000	$ 0.02

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	3,400,000	0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	5,250,000	$0.10
Granted	20,180,000.0075
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2006	25,430,000	$0.03
Granted	20,000,000.0005
Exercised	-	-
Canceled or expired		-
Outstanding at March 31, 2007	45,430,000	$0.02

NOTE F - RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247. In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December31, 2006. A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties in January 2007. Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company. At December 31, 2006, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and included in its other income. As of March 31, 2007, the outstanding balance due Mr Litwak was $189,000.

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003. No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at March 31, 2007 and December 31, 2006 was $5,090. In January 2007, Mr. Riley resigned as members of the Board of Directors of the Company.

NOTE G - ASSET PURCHASE AGREEMENT

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI. The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed. The Company received an initial payment of $50,000 in January 2006. The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum. Due to lack of working capital and production activities in prior years, the Company has impaired the film library sold to CCGI during the year ended December 31, 2002. For the year ended December 31, 2006, the Company accounted for the $50,000 cash consideration received as other income. As of March 31, 2007 and December 31, 2006, the Company management has determined that the collectibility of the remaining purchase price due from CCGI can not be reasonably assured. Accordingly, income will be recognized as collected in future period.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
MARCH 31, 2007
(Unaudited)

NOTE I - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has incurred losses from operations of $63,408,340 from date of inception (July 29, 1997) to March 31, 2007. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

As previously reported, we are in a development stage and have not yet conducted any business so as to become an income producing entity. We intend to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) filed on April 20, 2007 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we may begin earning revenues from operations in 2007 as we transition from a development stage company to that of an active, operating company. Potential revenue includes the sale of or distribution rights of our “American Cannibal” movie.

Costs And Expenses

From our inception through March 31, 2007, we have not generated any revenues. We have incurred losses of $63,408,340 during this period. These losses stem from expenses associated principally with compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees, as well as non-cash interest and derivative liability valuation adjustments in connection with issuance of convertible debentures.
Liquidity And Capital Resources

As of March 31, 2007 we had a working capital deficit of $4,728,026. As a result of our operating losses from our inception through March 31, 2007, we generated a cash flow deficit of $6,400,933 from operating activities from our inception on July 29, 1997 through March 31, 2007. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,544,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $576,111 from advances from our principal shareholders and third parties.

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

We entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note. The noteholder has the option to convert any unpaid note principal to our common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of May 9, 2007, $1,438,053 has been converted or paid down and $561,947 was remaining. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% to 40%of the average of the three lowest intraday trading prices. Effective January 23, 2006; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% to 30%of the average of the three lowest intraday trading prices.

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

As of December 31, 2005, we issued to the investors Convertible Notes under the agreement described above in a total amount of $3,250,000 in exchange for net proceeds of $2,794,146. The proceeds that we received is net of related fees and costs of $455,854. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of March 31, 2007, we have accrued interest of approximately $977,914.

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

As of December 31, 2006, we issued to the investors Convertible Notes as of January 23, 2006 under the agreement described above in the amount of $180,000 in exchange for net proceeds of $145,000. The proceeds that we received is net of related fees and costs of $35,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of March 31, 2007, we have accrued interest of approximately $34,656.

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

As of December 31, 2006, we issued to the investors Convertible Notes as of June 1, 2006  under the agreement described above in the amount of $250,000 in exchange for net proceeds of $205,000. The proceeds that we received are net of related fees and costs of $45,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of March 31, 2007, we have accrued interest of approximately $32,046.

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

As of December 31, 2006, we issued to the investors Convertible Notes under the agreement described above in the amount of $200,000 in exchange for net proceeds of $180,000. The proceeds that we received are net of related fees and costs of $20,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes. As of March 31, 2007, we have accrued interest of approximately $18,052

We entered into a Securities Purchase Agreement with four accredited investors on January 1, 2007 for the issuance of an aggregate of $30,000 of convertible notes in exchange for $30,000 of working capital these investors advanced to us during the year ended December 31, 2006. The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, we are required to file a registration statement with the Securities and Exchange Commission within 45 days after closing. As of March 31, 2007, we have accrued interest of approximately $3,360.

We entered into a Securities Purchase Agreement with four accredited investors on February 15, 2007 for the issuance of an aggregate of $100,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2007, we issued to the investors Convertible Notes in the amount of $100,000, in exchange for proceeds of $100,000. Pursuant to the Securities Purchase Agreement, we are required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants. As of March 31, 2007, we have accrued interest of approximately $1,280.

We entered into a Securities Purchase Agreement with four accredited investors on February 23, 2007 for the issuance of an aggregate of $100,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of our common stock. The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2007, we issued to the investors Convertible Notes in the amount of $100,000, in exchange for proceeds of $100,000. Pursuant to the Securities Purchase Agreement, we are required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants At March 31, 2007, we have accrued interest of approximately $1,479.

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

All of the above securities purchase agreements we entered into were with the same four institutional investors.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2007 or as of the date of this report.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 3 - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2007, we issued an aggregate of 39,870,000 shares of common stock in exchange for convertible note payable of $10,721.

In February 2007, we issued an aggregate of 17,720,000 shares of common stock in exchange for convertible note payable of $5,272.

In March 2007, we issued an aggregate of 31,010,000 shares of common stock in exchange for convertible note payable of $6,202.

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: May 15, 2007	By:	/s/ Mark Schaftlein
Mark Schaftlein
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer