Form 10QSB
period 2007-06-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2007-08-14
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  June 30, 2007

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

(310) 550-5800
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
Yes  ☐  No  ☒

As of August 9, 2007, the Company had 299,668,892 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐           No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets: June 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Income (Losses): Three and Six Months Ended June 30, 2007 and 2006 For the Period July 29, 1997 (Date of Inception) through June 30, 2007

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through June 30, 2007

Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2007 and 2006 For the Period July 29, 1997 (Date of Inception) through June 30, 2007

Notes to Unaudited Condensed Consolidated Financial Information: June 30, 2007

Item 2. Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,109	$-
Total current assets	51,109	-

Property and equipment:
Office furniture, net of accumulated depreciation of $11,366 and $12,315 at June 30, 2007 and December 31, 2006, respectively	7,010	8,907

Other assets:
Prepaid expense	53,140	59,938
Financing Costs, net of accumulated amortization and write off of $629,067 and $570,453 at June 30, 2007 and December 31, 2006, respectively	211,223	264,837
Total other assets	264,363	324,775

Total assets	$322,482	$333,682

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$-	$250
Accounts payable and accrued expenses	3,241,101	2,610,822
Other accrued liabilities	380,000	380,000
Notes payable, current portion	1,118,165	3,526,645
Advances from related parties	185,090	222,090
Other advances	164,362	194,362
Total current liabilities	5,088,718	6,934,169

Notes payable, long-term portion	3,886,789	1,016,128
Derivative liability relating to convertible debentures	31,391,018	18,700,966
Warrant liability relating to convertible debentures	49,925	35,630
Total long term liabilities	35,327,732	19,752,724

Commitments and contingencies	-	-

Total liabilities	40,416,450	26,686,893

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 299,668,892 and 196,778,892 shares issued at June 30, 2007 and December 31, 2006, respectively	299,669	196,779
Additional paid-in-capital	42,379,227	42,457,602
Deficit accumulated during development stage	(82,772,864)	(69,007,592)
Total (deficiency in) stockholder's equity	(40,093,968)	(26,353,211)
Total liabilities and (deficiency in) stockholder's equity	$322,482	$333,682

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
Unaudited
	For the three months ended June 30,		For the six months ended June 30,		For the Period July 29, 1997 (Date of Inception) to
	2007	2006	2007	2006	June 30, 2007
Costs and Expenses:
Selling, general and administrative	$110,561	$343,214	$229,393	$612,640	$15,823,259
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	-	-	2,248,461
Impairment of film library and production costs	-	-	-	-	1,272,577
Impairment of investment	-	-	-	-	62,500
Depreciation	948	948	1,897	1,897	208,500
Total operating expenses	111,509	344,162	231,290	614,537	48,775,297

Loss from operations	(111,509)	(344,162)	(231,290)	(614,537)	(48,775,297)

Other income, net	-	-	-	50,000	397,005
Interest (expense), net	(602,551)	(740,644)	(1,179,635)	(1,454,120)	(8,588,892)
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	(18,650,464)	(13,101,681)	(12,354,347)	(27,414,454)	(25,237,467)
Total other (expenses)	(19,253,015)	(13,842,325)	(13,533,982)	(28,818,574)	(33,429,354)

Loss from continuing operations, before income taxes and discontinued operations	(19,364,524)	(14,186,487)	(13,765,272)	(29,433,111)	(82,204,651)
Provision for income taxes	-	-	-	-	-

Loss from continuing operations, before discontinued operations	(19,364,524)	(14,186,487)	(13,765,272)	(29,433,111)	(82,204,651)
Loss from discontinued operations	-	-	-	-	(352,905)
Loss on disposal of discontinued operations, net	-	-	-	-	78,973

Net loss	$(19,364,524)	$(14,186,487)	$(13,765,272)	$(29,433,111)	$(82,478,583)

Cumulative effect of accounting change	-	-	-	-	(294,282)

Net loss applicable to common shares	$(19,364,524)	$(14,186,487)	$(13,765,272)	$(29,433,111)	$(82,772,865)

Loss per share-basic and assuming fully diluted	$(0.06)	$(0.16)	$(0.05)	$(0.33)

Weighted average shares outstanding-basic and assuming fully diluted	298,051,529	90,134,103	271,582,704	89,850,259

See the accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
Unaudited
	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	-	196,778,892	196,779	42,457,602	(69,007,592)	(26,353,211)
Shares issued in January 2007 as payment towards convertible debentures	-	-	39,870,000	39,870	(29,149)	-	10,721
Shares issued in February 2007 as payment towards convertible debentures	-		17,720,000	17,720	(12,448)	-	5,272
Shares issued in March 2007 as payment towards convertible debentures	-	-	31,010,000	31,010	(24,808)	-	6,202
Shares issued in April 2007 as payment towards convertible debentures	-	-	13,290,000	13,290	(11,120)	-	2,170
Shares issued in May 2007 as payment towards convertible debentures	-	-	1,000,000	1,000	(850)	-	150
Net Loss	-	-	-	-	-	(13,765,272)	(13,765,272)
Balance at June 30, 2007	-	$-	299,668,892	$299,669	$42,379,227	$(82,772,864)	$(40,093,968)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	For the six months ended June 30,		For the Period July 29, 1997(Date of Inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net income (loss) for the period from continuing operations	$(13,765,272)	$(29,433,111)	$(82,498,931)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	1,897	1,897	208,500
Organization and acquisition costs expensed	-	-	11,553
Common stock issued in exchange for services	-	-	8,530,733
Non cash interest expense related to conversion and paydown of convertible debentures	24,515	985	567,267
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	462,181	939,697	3,860,265
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	12,354,347	27,414,454	25,237,467
Amortization and write off of financing costs	58,614	137,241	629,067
Amortization of prepaid interest	6,798	75,934	346,860
Impairment of film library and production costs	-	-	1,272,577
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Gain from extinguishment of related party debt	-	-	(232,247)
Debt forgiveness from creditors	-	-	(139,992)
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Capital film costs	-	-	(750,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	(250)	-	-
Accounts payable and accrued expenses, net	630,279	436,212	3,267,591
Net cash (used in) operating activities	(226,891)	(426,691)	(6,521,380)
Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	-	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	-	(167,198)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	For the six months ended June 30,		For the Period July 29, 1997(Date of Inception) to
	2007	2006	June 30, 2007
Cash flows from financing activities:
Advances from related parties, net of repayments	(37,000)	71,824	372,749
Other advances, net	-	93,950	194,362
Proceeds from issuance of notes payable, net of repayments	-	-	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs, fees, payments	315,000	275,000	4,659,711
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	278,000	440,774	6,739,687

Net increase (decrease) in cash and equivalents	51,109	14,083	51,109
Cash and cash equivalents at the beginning of the period	-	422	-
Cash and cash equivalents at the end of the period	$51,109	$14,505	$51,109

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	-	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	24,515	985	567,267
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Gain from extinguishment of related party debt		-	(232,247)
Write off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Other advances converted to long term notes payable	30,000	-	30,000
Capitalized financing costs in connection with issuance of long-term convertible notes payable	5,000	155,000	840,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	-	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	12,354,347	27,414,454	25,237,467
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2007, the Company has accumulated losses of $82,772,864.

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

The Company had no employee stock options issued and outstanding at June 30, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30, 2007 was 298,051,529 and 271,582,704, respectively. In determining the number of shares used in computing diluted loss per share,. common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and exercise of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

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

During the year ended December 31, 2005, the Company completed filming of its first movie and capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at June 30, 2007 and December 31, 2006.  As described in Note A, the Company owns 50% of economic interest in Operation Pilot LLC. In October 2006, Operational Pilot LLC entered into a distribution rights agreement granting a Licensee rights to market, advertise, and promote the film. In consideration of the rights granted, Licensee will pay to the Company all gross receipts received by Licensee resulting from the exercise of rights after making deductions for distribution expenses and fees, As of December 31, 2006, the Company has determined that marketing and sale of the film is highly uncertain in the near future. Accordingly, the Company wrote off $750,000 of the carrying value of its capitalized film through a charge to operations during the year ended December 31, 2006.

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited.  The Company incurred no manufacturing costs during the periods ended June 30, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to June 30, 2007.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended June 30, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to June 30, 2007.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2007 and December 31, 2006 is as follows:

June 30, 2007	December 31, 2006
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
$1,432,732	$1,457,247

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
2,275,335	1,895,900

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
89,954	$48,630

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
55,890	22,831

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
4,932	-

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)
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
	12,329	-

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
	11,598	-
	June 30, 2007	December 31, 2006
Convertible notes payable (“Eighth convertible Note”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date.   The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	$3,197	$-

Convertible notes payable (“Ninth convertible Note”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date.   The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	822	$-
	3,886,789	3,424,608
Less current maturities	-0-	(2,408,480)
Long term portion	$3,886,789	$1,016,128

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate.  Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate.  During the year ended December 31, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565.  The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435.  Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes. In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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
JUNE 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

As of June 30, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of June 30, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2007, the Company issued to the investors a Fourth Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

Fifth Convertible Note
The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2007 for the issuance of an aggregate of $30,000 of convertible notes (“Fifth Convertible Notes”), in exchange for $30,000 of working capital these investors advanced to the Company during the year ended December 31, 2006. The Fifth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

As of June 30, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Eighth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the issuance of an aggregate of $70,000 of convertible notes (“Eighth Convertible Notes”), and attached to the Eighth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Eighth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Ninth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Ninth Convertible Notes”), and attached to the Ninth Convertible Notes were warrants to purchase 18,000,000 shares of the Company’s common stock.  The Ninth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2007, the Company issued to the investors a Ninth Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

These transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations.  However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability)”.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received.
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at year end and at the end of each quarter.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as another comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $3,860,265 and $3,398,084 as of June 30, 2007 and December 31, 2006, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

The following table summarizes the various components of the convertible debentures as of June 30,, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Convertible debentures	$3,886,789	$3,424,608
Warranty liability	49,925	35,630
Derivative liability	31,391,018	18,700,966
	35,327,732	22,161,204
Cumulative adjustment of derivative and warrant liability to fair value	(25,237,467)	(12,883,120)
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(267,268)	(242,753)
Cumulative accretion of principal related to convertible debentures	(3,860,265)	(3,398,084)
Cumulative pay down of convertible debentures	(300,000)	(300,000)
Total convertible debentures	$5,662,732	$5,337,247

Aggregate maturities of long-term debt as of June 30, 2007 are as follows:

Fiscal Year	Amount
2007	$-
2008	4,682,732
2009	630,000
2010	350,000
2011 and after	-
$5,662,732

During the six months ended June 30, 2007, principal of the convertible notes in an aggregate amount of $24,515 was converted to the Company’s common stock.  The principal amount of outstanding convertible notes payable was $5,662,732 and $5,337,247 at June 30, 2007 and December 31, 2006, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
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
	31,250	31,250
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	52,415	52,415
Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	100,000	100,000
Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	75,000	75,000
Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	50,000	50,000
	1,118,165	1,118,165
Less: current portion	(1,118,165)	(1,118,165)
	$-	$-

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares.  As of June 30, 2007, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding.  During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest.  As of June 30, 2007, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined.  The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued.  In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest.  The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of June 30, 2007 and December 31, 2006, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged.  All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.  The Company has 299,668,892 and 196,778,892 shares of common stock issued and outstanding as of June 30, 2007 and December 31, 2006, respectively.

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
JUNE 30, 2007
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
JUNE 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

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
JUNE 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

In April 2007, the Company issued an aggregate of 13,290,000 shares of common stock in exchange for convertible note payable of $2,170.

In May 2007, the Company issued an aggregate of 1,000,000 shares of common stock in exchange for convertible note payable of $150.

NOTE E – STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2007 or the year ended December 31, 2006.  All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 20,180,000 and 1,850,000 warrants during the year ended December 31, 2006 and 2005, respectively, in connection with issuance of convertible notes payable. During the six month period ended June 30, 2007, the Company granted additional 46,000,000 warrants in connection with issuance of convertible notes payable (see Note B).  The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE E – STOCK OPTIONS AND WARRANTS (continued)

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24	2,000,000	2.02	$0.24	2,000,000	$0.24
$0.02	3,430,000	2.85	0.02	3,430,000	0.02
$0.01	10,000,000	4.17	0.01	10,000,000	0.01
$0.005	56,000,000	4.69	0.005	56,000,000	0.005
	71,430,000	4.49	$0.01	71,430,000	$0.01

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	3,400,000	0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	5,250,000	$0.10
Granted	20,180,000	.0075
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2006	25,430,000	$0.03
Granted (Note B)	46,000,000	.0005
Exercised	-	-
Canceled or expired		-
Outstanding at June 30, 2007	71,430,000	$0.01

NOTE F - RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247.  In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December31, 2006.  A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties in January 2007.  Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company.  At December 31, 2006, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and included in its other income. As of June 30, 2007, the outstanding balance due Mr Litwak was $180,000.

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003.   No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at June 30, 2007 and December 31, 2006 was $5,090.  In January 2007, Mr. Riley resigned as members of the Board of Directors of the Company.

NOTE G – ASSET PURCHASE AGREEMENT

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI.  The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed.  The Company received an initial payment of $50,000 in January 2006.  The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum.  Due to lack of working capital and production activities in prior years, the Company has impaired the film library sold to CCGI during the year ended December 31, 2002.  For the year ended December 31, 2006, the Company accounted for the $50,000 cash consideration received as other income.  As of June 30, 2007 and December 31, 2006, the Company management has determined that the collectibility of the remaining purchase price due from CCGI can not be reasonably assured. Accordingly, income will be recognized as collected in future period.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A development stage corporation)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)
NOTE I - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed financial statements the Company has incurred losses from operations of $82,772,864 from date of inception (July 29, 1997) to June 30, 2007.  In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance the Company will be successful in its effort to secure additional equity financing.  The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE J - SUBSEQUENT EVENTS

On August 7, 2007, the Company entered into and closed an Asset Purchase Agreement pursuant to which the Company sold its economic interest in the rights to distribute the film “American Cannibal” to The Motion Picture Group, Inc. (“MPRG”) in consideration for MPRG assuming $2,500,000 worth of indebtedness held by New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (Note B).

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

Costs And Expenses

From our inception through June 30, 2007, we have not generated any revenues. We have incurred losses of $82,772,864 during this period. These losses stem from expenses associated principally with compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees, as well as non-cash interest and derivative liability valuation adjustments in connection with issuance of convertible debentures.

Liquidity And Capital Resources

As of June 30, 2007 we had a working capital deficit of $5,037,609. As a result of our operating losses from our inception through June 30, 2007, we generated a cash flow deficit of $6,521,380 from operating activities from our inception on July 29, 1997 through June 30, 2007. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,659,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $567,111 from advances from our principal shareholders and third parties.

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

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate.  Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate.  During the year ended December 31, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565.  The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435.  Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes. In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of June 30, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of June 30, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2007, the Company issued to the investors a Fourth Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2007 for the issuance of an aggregate of $30,000 of convertible notes (“Fifth Convertible Notes”), in exchange for $30,000 of working capital these investors advanced to the Company during the year ended December 31, 2006. The Fifth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

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

As of June 30, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the issuance of an aggregate of $70,000 of convertible notes (“Eighth Convertible Notes”), and attached to the Eighth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Eighth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Ninth Convertible Notes”), and attached to the Ninth Convertible Notes were warrants to purchase 18,000,000 shares of the Company’s common stock.  The Ninth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2007, the Company issued to the investors a Ninth Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

In connection with the sale of the secured convertible notes, we granted the investors registration rights and security interests in all of our assets. We do not have the capital resources to pay the amounts required under these agreements. The investors have been willing in the past to provide us with capital as needed to sustain our day-to-day operations, however, no assurance can be given that they will provide such capital in the future, which they are under no obligation to do so. In the event that we need additional capital in the future for our day-to-day operations, and the investors do not provide such funds, we will have to seek capital from new investors. As a result  that all of our assets are secured by the current investors, it is highly unlikely that we would be able to obtain additional capital from other investors. If we are unable to obtain additional capital, we would likely be required to curtail or cease our operations. As all of our assets are secured by our existing lendors, we do not anticipate filing for bankruptcy protection, as all of our assets would be transferred to our lendors pursuant to our existing security agreements.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2007 or as of the date of this report.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 3 – CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2007, the Company issued an aggregate of 13,290,000 shares of common stock in exchange for convertible note payable of $2,170.  In May 2007, the Company issued an aggregate of 1,000,000 shares of common stock in exchange for convertible note payable of $150.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: August 14, 2007	By: /s/ Mark Schaftlein
Mark Schaftlein
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer