Form 10QSB
period 2007-09-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2007-11-14
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  September 30, 2007

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

As of November 12, 2007, the Company had 299,668,892 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)
Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets: September 30, 2007 and December 31, 2006	F-1

Condensed Consolidated Statements of Income (Losses): Three and Nine Months Ended September 30, 2007 and 2006 For the Period July 29, 1997 (Date of Inception) through September 30, 2007	F-2

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through September 30, 2007	F-3- F-11

Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2007 and 2006 For the Period July 29, 1997 (Date of Inception) through September 30, 2007	F-12 - F13

Notes to Unaudited Condensed Consolidated Financial Information: September 30, 2007	F-14 -F-28

Item 2. Management Discussion and Analysis of Financial ConditionPlan of Operation	1

Item 3. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

SIGNATURES	10

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$49,587	$-
Total current assets	49,587	-

Property and equipment:
Office furniture, net of accumulated depreciation of $13,264 and $10,418 at September 30, 2007 and December 31, 2006, respectively	6,061	8,907

Other assets:
Prepaid expense	-	59,938
Financing Costs, net of accumulated amortization and write off of $700,068 and $570,453 at September 30, 2007 and December 31, 2006, respectively	160,222	264,837
Total other assets	160,222	324,775

Total assets	$215,870	$333,682

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$-	$250
Accounts payable and accrued expenses	2,851,833	2,610,822
Other accrued liabilities	380,000	380,000
Notes payable , current portion	1,118,165	3,526,645
Advances from related parties	5,090	222,090
Other advances	164,362	194,362
Total current liabilities	4,519,450	6,934,169

Notes payable, long-term portion	1,864,433	1,016,128
Derivative liability relating to convertible debentures	8,273,042	18,700,966
Warrant liability relating to convertible debentures	15,763	35,630
Total long term debt	10,153,238	19,752,724

Commitments and contingencies

Total liabilities	14,672,688	26,686,893

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, par value, $0.001 per share; 300,000,000 shares authorized; 299,668,892 and 196,778,892 shares issued at September 30, 2007 and December 31, 2006, respectively	299,669	196,779
Additional paid-in-capital	42,379,227	42,457,602
Deficit accumulated during development stage	(57,135,714)	(69,007,592)
Total (deficiency in) stockholder's equity	(14,456,818)	(26,353,211)
Total liabilities and (deficiency in) stockholder's equity	$215,870	$333,682

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Unaudited

	For the three months ended September 30,		For the nine months ended September 30,		For the Period July 29, 1997 (Date of Inception)
	2007	2006	2007	2006	to september 30, 2007
Costs and Expenses:
Selling, general and administrative	$101,836	$270,024	$331,229	$882,664	$16,825,366
Acquisition of Pacificap Entertainment Holdings, Inc. (Note B)	-	-	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	-	-	2,248,461
Impairment of film library	-	-	-	-	372,304
Impairment of investment	-	-	-	-	62,500
Depreciation	949	949	2,846	2,846	209,449
Total operating expenses	102,785	270,973	334,075	885,510	48,878,080

Loss from operations	(102,785)	(270,973)	(334,075)	(885,510)	(48,878,081)

Other income	11,440,933	-	11,440,933	50,000	11,837,938
Interest expense	(533,025)	(640,584)	(1,712,660)	(2,094,704)	(9,121,917)
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	14,661,027	17,055,862	2,306,680	(10,358,592)	(10,576,440)
Income from cancellation of service contract	171,000	-	171,000	-	171,000

Total other income (expenses)	25,739,935	16,415,278	12,205,953	(12,403,296)	(7,689,419)

Income (Loss) from continuing operations, before income taxes and discontinued operations	25,637,150	16,144,305	11,871,878	(13,288,806)	(56,567,500)
Provision for income taxes	-	-	-	-	-

Income (Loss) from continuing operations, before discontinued operations	25,637,150	16,144,305	11,871,878	(13,288,806)	(56,567,500)
Loss from discontinued operations	-	-	-	-	(352,905)
Loss on disposal of discontinued operations, net	-	-	-	-	78,973

Net Income (loss)	$25,637,150	$16,144,305	$11,871,878	$(13,288,806)	$(56,841,432)

Cumulative effect of accounting change	-	-	-	-	(294,282)

Net Income (loss )applicable to common shares	$25,637,150	$16,144,305	$11,871,878	$(13,288,806)	$(57,135,714)

Income (Loss) per share-basic	$0.09	$0.16	$0.04	$(0.14)

Income per share-fully diluted (Note 1)	$0.00	$0.00	$0.00

Weighted average shares outstanding-basic	298,051,529	101,919,109	281,047,647	93,917,417

Weighted average shares outstanding-fully diluted	58,076,920,029		58,059,916,147

See the accompanying notes to the condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007
Unaudited
	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	-	196,778,892	196,779	42,457,602	(69,007,592)	(26,353,211)
Shares issued in January 2007 as payment towards convertible debentures	-	-	39,870,000	39,870	(29,149)	-	10,721
Shares issued in February 2007 as payment towards convertible debentures	-		17,720,000	17,720	(12,448)	-	5,272
Shares issued in March 2007 as payment towards convertible debentures	-	-	31,010,000	31,010	(24,808)	-	6,202
Shares issued in April 2007 as payment towards convertible debentures	-	-	13,290,000	13,290	(11,120)	-	2,170
Shares issued in May 2007 as payment towards convertible debentures	-	-	1,000,000	1,000	(850)	-	150
Net Income	-	-	-	-	-	11,871,878	11,871,878
Balance at September 30, 2007	-	$-	299,668,892	$299,669	$42,379,227	$(57,135,714)	$(14,456,818)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended September 30,		For the Period July 29, 1997 (Date of Inception) to September 30,
	2007	2006	2007
Cash flows from operating activities:
Net income (loss) for the period from continuing operations	$11,871,878	$(13,288,806)	$(56,861,781)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	2,846	2,846	209,449
Organization and acquisition costs expensed	-	-	11,553
Gain from sale of film distribution rights	(11,440,933)		(11,440,933)
Gain from cancellation of service contract	(171,000)		(171,000)
Common stock issued in exchange for services	-	-	8,530,733
Non cash interest expense related to conversion and paydown of convertible debentures	24,515	32,483	567,267
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	700,348	1,260,675	4,098,432
Unrealized loss (income) related to adjustment of derivative and warrant liability to fair value of underlying securities	(2,306,680)	10,358,592	10,576,440
Amortization and write off of financing costs	85,092	196,254	655,545
Amortization of prepaid interest	6,798	88,647	346,860
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Gain from extinguishment of related party debt	-	-	(232,247)
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Capital film costs			(750,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	(250)	-	-
Accounts payable and accrued expenses, net	898,973	765,611	3,536,285
Net cash (used in) operating activities	(328,413)	(583,698)	(6,622,902)

Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	-	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	-	(167,198)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			For the Period July 29, 1997
	For the nine months ended September 30,		(Date of Inception) to
	2007	2006	September 30, 2007

Cash flows from financing activities:
Advances from related parties, net of repayments	-	96,218	409,749
Other advances, net	(37,000)	117,350	157,362
Proceeds from issuance of notes payable, net of repayments	-	-	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs, fees, payments	415,000	445,000	4,759,711
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	378,000	658,568	6,839,687

Net increase (decrease) in cash and equivalents	49,587	74,870	49,587
Cash and cash equivalents at the beginning of the period	-	422	-
Cash and cash equivalents at the end of the period	$49,587	$75,292	$49,587

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	-	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	24,515	32,483	567,267
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Gain from extinguishment of related party debt		-	(612,247)
Write off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable		185,000	586,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	-	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	(2,306,680)	10,358,592	12,883,120
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2007, the Company has accumulated losses of $57,135,714.

The unaudited condensed consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc.  Significant intercompany transactions and accounts have been eliminated in consolidation.  Additionally, the Company owns 50% of economic interest in Operation Pilot LLC. As of December 31, 2006, Operation Pilot LLC does not have operations other than being a party of a distribution rights agreement (see Note A Capitalized Film Costs).

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Stock Based Compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the unaudited condensed consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

The Company had no employee stock options issued and outstanding at September 30, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Net income used in computing basic net income per share	$25,637,150	$16,144,305	$11,871,878
Impact of assumed assumptions:
Gain on sale of film distribution rights attributable to extinguishment of derivative liability	(8,371,634)		(8,371,634)
Gain on derivative liability marked to fair value	(14,661,027)	(17,055,862)	(2,306,680)
Net income (loss) in computing diluted net loss per share:	$2,604,489	$(911,557)	$1,193,564

The weighted average shares outstanding used in the basic net income per share computations for the three and nine months ended September 30, 2007 was 298,051,529 and 281,047,647, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately, 57,778,868,500 potentially dilutive securities for the three and nine months ended September 30, 2007, respectively. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted income per share for the three and nine months ended September 30, 2007 was $0.00 and $0.00, respectively.

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
    SEPTEMBER 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

During the year ended December 31, 2005, the Company completed filming of its first movie and capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at September 30, 2007 and December 31, 2006.  As described in Note A, the Company owns 50% of economic interest in Operation Pilot LLC. In October 2006, Operational Pilot LLC entered into a distribution rights agreement granting a Licensee rights to market, advertise, and promote the film. In consideration of the rights granted, Licensee will pay to the Company all gross receipts received by Licensee resulting from the exercise of rights after making deductions for distribution expenses and fees, As of December 31, 2006, the Company has determined that marketing and sale of the film is highly uncertain in the near future. Accordingly, the Company wrote off $750,000 of the carrying value of its capitalized film through a charge to operations during the year ended December 31, 2006.

In the Nine months ended September 30, 2007, the Company sold it’s economic interest in Operation Pilot for $2,500,000 in assumed convertible debentures.

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited.  The Company incurred no manufacturing costs during the periods ended September 30, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to September 30, 2007.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended September 30, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to September 30, 2007.

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

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2007 and December 31, 2006 is as follows:

September 30, 2007	December 31, 2006
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
$ - 0-	$1,457,247

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
1,615,100	1,895,900

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
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
	110,959	$48,630

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
	72,694	22,831

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
	7,452	-

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
	20,730	-

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
	20,000	-

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
	9,078	$ -

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
	5,023	-

Convertible notes payable (“Tenth convertible Note”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date.   The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	3,397	-
	1,864,433	3,424,608
Less current maturities	-0-	(2,408,480)
Long term portion	$1,864,433	$1,016,128

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

As of September 30, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of September 30, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

As of September 30, 2007, the Company issued to the investors a Fourth Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of September 30, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of September 30, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Eighth Convertible Note

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

As of September 30, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Ninth Convertible Note

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

As of September 30, 2007, the Company issued to the investors a Ninth Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Tenth Convertible Note

The Company entered into a Securities Purchase Agreement with three accredited investors on August 30, 2007 for the issuance of an aggregate of $120,000 of convertible notes (“Tenth Convertible Notes”), and attached to the Tenth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Tenth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2007, the Company issued to the investors a Tenth Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

These transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations.  However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability)”.

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

•	Accreted principal of $1,837,909 and $3,398,084 as of September 30, 2007 and December 31, 2006, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

The following table summarizes the various components of the convertible debentures as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Convertible debentures	$1,864,433	$3,424,608
Warranty liability	15,763	35,630
Derivative liability	8,273,041	18,700,966
	10,153,237	22,161,204
Cumulative adjustment of derivative and warrant liability to fair value	(10,576,440)	(12,883,120)
Gain on reduction of derivative liability and accretion adjustment relating to the settlement of convertible debentures	8,611,112	-
Cumulative unrealized loss related to conversion of convertible debentures to common shares charged to interest expense	(267,268)	(242,753)
Cumulative accretion of principal related to convertible debentures	(1,837,909)	(3,398,084)
Cumulative pay down of convertible debentures	(2,800,000)	(300,000)
Total convertible debentures	$3,282,732	$5,337,247

Aggregate maturities of long-term debt as of September 30, 2007 are as follows:

Fiscal Year	Amount
2008	$2,182,732
2009	630,000
2010	470,000
2011 and after	-
$3,282,732

During the nine months ended September 30, 2007, principal of the convertible notes in an aggregate amount of $24,515 was converted to the Company’s common stock.  The principal amount of outstanding convertible notes payable was $3,282,732 and $5,337,247 at September 30, 2007 and December 31, 2006, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
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

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares.  As of September 30, 2007, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding.  During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest.  As of September 30, 2007, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined.  The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued.  In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest.  The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of September 30, 2007 and December 31, 2006, the Company has no preferred stock issued and outstanding. The company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged.  All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.  The Company has 299,668,892 and 196,778,892 shares of common stock issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.

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
    SEPTEMBER 30, 2007
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
    SEPTEMBER 30, 2007
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
    SEPTEMBER 30, 2007
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

NOTE E – STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2007 or the year ended December 31, 2006.  All previously granted stock options expired as of December 31, 2004.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE E – STOCK OPTIONS AND WARRANTS (continued)

Warrants

The Company granted an aggregate of 20,180,000 and 1,850,000 warrants during the years ended December 31, 2006 and 2005, respectively, in connection with issuance of convertible notes payable. During the nine month period ended September 30, 2007, the Company granted additional 54,000,000 warrants in connection with issuance of convertible notes payable (see Note B).  The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	1.77	$ 0.24	2,000,000	$ 0.24
$ 0.02	3,430,000	2.60	0.02	3,430,000	0.02
$ 0.01	10,000,000	4.41	0.01	10,000,000	0.01
$0.005	64,000,000	4.49	0.005	64,000,000	0.005
	79,430,000	4.33	$ 0.01	79,430,000	$ 0.01

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	3,400,000	0.15
Granted	1,850,000	0.02
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	5,250,000	$0.10
Granted	20,180,000.0075
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2006	25,430,000	$0.03
Granted (Note B)	54,000,000.0005
Exercised	-	-
Canceled or expired		-
Outstanding at September 30, 2007	79,430,000	$0.01

NOTE F - RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247.  In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December31, 2006.  A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties in January 2007.  Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company.  At December 31, 2006, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and included in its other income. In September 2007, Mr. Litwak resigned his consulting position with the Company resulting in a gain of $171,000 in reduction of remaining accrued liabilities and included in other income as of September 30, 2007.

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003.   No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at September 30, 2007 and December 31, 2006 was $5,090.  In January 2007, Mr. Riley resigned as members of the Board of Directors of the Company.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    SEPTEMBER 30, 2007
(Unaudited)

NOTE G – ASSET PURCHASE AGREEMENT

On December 21, 2005, the Company entered into an “Asset Purchase Agreement” with Collectible Concepts Group, Inc., (“CCGI”) pursuant to which the Company agreed to sell its library of nostalgic sporting events, vintage cartoons and classic films to CCGI.  The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction is deemed closed.  The Company received an initial payment of $50,000 in January 2006.  The Company shall also be paid, with interest, within three years of the date hereof on December 21, 2010 (“the “Maturity Date”), the principal sum of $200,000, at the rate of six percent (6%) per annum.  Due to lack of working capital and production activities in prior years, the Company has impaired the film library sold to CCGI during the year ended December 31, 2002.  For the year ended December 31, 2006, the Company accounted for the $50,000 cash consideration received as other income.  As of September 30, 2007 and December 31, 2006, the Company management has determined that the collectibility of the remaining purchase price due from CCGI can not be reasonably assured. Accordingly, income will be recognized as collected in future period.

NOTE H – SALE OF FILM DISTRIBUTION RIGHTS

In August 2007, the Company sold its economic interest in the distribution rights of “Operation Pilot” as described in Note A above in exchange for the assumption of $2,500,000 of convertible debentures.  The Company recognized a gain of $11,440,933 comprised of the following:

Debt assumed in sale of film distribution rights	$2,500,000
Reduction in derivative liability relating to the assumption of the convertible debentures	8,371,634
Reduction in accrued interest and write off of prepaid interest relating to the convertible debentures	613,822
Accretion adjustment relating to the assumption of the convertible debentures	(44,523)
Net gain on sale of film distribution rights	$11,440,933

NOTE I - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements the Company has incurred losses from operations of $57,135,714 from date of inception (July 29, 1997) to September 30, 2007.  In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we may begin earning revenues from operations in 2008 as we transition from a development stage company to that of an active, operating company.  In the three months ended September 30, 2007, we sold our distribution rights of a film. The sale was a non cash transaction whereby the buyer assumed $2,500,000 in convertible debentures.  Additionally, due to the assumption of the convertible debt, we also were able to reduce our related debt derivatives and accrued liabilties associated with the underlying debt.  Our total gain from this transaction was $11,440,993

Costs And Expenses

From our inception through September 30, 2007, we have not generated any revenues. We have incurred losses of $57,135,714 during this period. These losses stem from expenses associated principally with compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees, as well as non-cash interest and derivative liability valuation adjustments in connection with issuance of convertible debentures.

Liquidity And Capital Resources

As of September 30, 2007 we had a working capital deficit of $4,469,863. As a result of our operating losses from our inception through September 30, 2007, we generated a cash flow deficit of $6,622,902 from operating activities from our inception on July 29, 1997 through September 30, 2007. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,759,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $409,749 from advances from our principal shareholders and third parties.

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

As of September 30, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of September 30, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of September 30, 2007, the Company issued to the investors a Fourth Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of September 30, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of September 30, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the issuance of an aggregate of $70,000 of convertible notes (“Eighth Convertible Notes”), and attached to the Eighth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Eighth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Ninth Convertible Notes”), and attached to the Ninth Convertible Notes were warrants to purchase 18,000,000 shares of the Company’s common stock.  The Ninth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2007, the Company issued to the investors a Ninth Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with three accredited investors on August 30, 2007 for the issuance of an aggregate of $120,000 of convertible notes (“Tenth Convertible Notes”), and attached to the Tenth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Tenth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of September 30, 2007, the Company issued to the investors a Tenth Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2007 or as of the date of this report.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 3 – CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Date: November 14, 2007	By: /s/ Mark Schaftlein
Mark Schaftlein
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer