Form 10KSB
period 2007-12-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2008-11-12
CIK 1129284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Commission file number 000-31048

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0766069
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4521 Campus Drive, #562
Irvine, California	92612
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number:   (949) 706-1834

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  Yes  ☐  No   ☒    Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2007 were $0.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, $68,888, computed based on the average of the high and low price of the Company’s Common stock on the Over-The Counter-Bulletin Board on October 10, 2008, which was $0.0001.

As of November 10, 2008 there were  377,258,692 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management’s Discussion and Analysis and Results of Operation" under Item 6.

In this form 10-K references to "Pacificap", “the Company”, "we," "us," and "our" refer to Pacificap Entertainment Holdings, Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We were a development stage company engaged in the film financing and television series production business. Our business plan was modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing.

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

On December 21, 2005, we entered into an agreement with Collectible Concepts Group, Inc., pursuant to which we agreed to sell our library of nostalgic sporting events, vintage cartoons and classic films to Collectible Concepts Group. The closing of the transaction was contingent upon the cataloguing of the library, which was completed on January 20, 2006, at which time the transaction closed. Pursuant to the agreement, we will receive $50,000 within 90 days of December 21, 2005 and received a promissory note for $200,000. The note accrues interest at the rate of six percent per annum and is becomes due on December 15, 2010. We received $50,000 during the year ended December 31, 2006, however the collectibility of the remaining purchase price due from Collectible Concepts Group can not be reasonably assured. Accordingly, income will be deferred until the payments are collected in future period.

Recent Transaction/Developments

We were a development stage company engaged in the film financing and television series production business.  Our business plan was modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing.

Beginning in 2008, the company has engaged in reviewing various business opportunities from private companies looking for film financing.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business, however its primary focus will continue to be film finance.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Former Business Plan

Through the fiscal year 2007, our business plan was to develop a structured approach that evolved from altering the risk profile of investing in movies, while participating in the equity profit of the film. Altering the risk profile means that we look to various rights to the movies in domestic and foreign territories prior to, instead of after, the film release. We look to participate in the following ways:

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

On August 7, 2007, the Company entered into and closed an Asset Purchase Agreement pursuant to which the Company sold its economic interest in the rights to distribute the film “American Cannibal” to The Motion Picture Group, Inc. (“MPRG”) in consideration for MPRG assuming $2,500,000 worth of indebtedness held by New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.

Rebel Gucci

 We own the rights to produce a television reality show surrounding the life of Gemma Gucci, daughter of Paulo and Jenny Gucci, of the Gucci fashion designers. WE, the Women’s Entertainment cable channel, has greenlighted and agreed to show one season of 13 shows (Variety Magazine, November 29, 2005). At this time, we have not begun production of the show as it will cost at least $200,000 per episode to produce. We are currently seeking funding for this project, however, no assurances can be given that we will be able to secure the funding needed on a timely basis, if at all.  On January 15, 2007, our rights to this produce this show expired.

Employees

At October 27, 2008, we had 1 consultant, who is our executive officer and director.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our principal office at 4521 Campus Drive – Suite 562, Irvine CA  92612.  This office space was provided to us free of charge by our president.   We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On November 19, 2007, we held a special meeting of the stockholders, at which the majority of stockholders approved the following actions:

1.	To elect one member to our Board of Directors, to hold office until the 2008 Annual Meeting and until his successor is elected and qualified;

2.	To amend our Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share of the Company from 300,000,000 shares to 3,000,000,000 shares;

3.	To consider, approve and ratify the appointment of RBSM LLP as our independent auditors for the fiscal year ending December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High($)	Low ($)

Fiscal Year 2006
First Quarter	0.011	0.0035
Second Quarter	0.021	0.0021
Third Quarter	0.0055	0.0021
Fourth Quarter	0.003	0.0012

Fiscal Year 2007
First Quarter	0.0036	0.0008
Second Quarter	0.001	0.0003
Third Quarter	0.0007	0.0002
Fourth Quarter	0.0005	0.0003

Fiscal Year 2008
First Quarter	0.0007	0.0001
Second Quarter	0.0002	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Dividends

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

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 3,000,000,000 shares of common stock, par value $.001. As of November 10, 2008, there were 377,258,692 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

PREFERRED STOCK

We are authorized to issue up to 50,000,000 shares of Preferred Stock, par value $.001. As of November 10, 2008, there were no shares of preferred stock issued and outstanding.

OPTIONS

 None.

WARRANTS

           In connection with a Securities Purchase Agreement dated June 10, 2004, we issued 2,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.24 per share. In connection with a Securities Purchase Agreement dated December 17, 2004, we issued 2,800,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In connection with a Securities Purchase Agreement dated September 19, 2005, we issued 450,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. In connection with a Securities Purchase Agreement dated January 23, 2006, we issued 180,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share.  In connection with a Securities Purchase Agreement dated June 1, 2006, we issued 10,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.01 per share. In connection with a Securities Purchase Agreement dated August 28, 2006, we issued 10,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share.  In connection with a Securities Purchase Agreement dated February 15, 2007, we issued 10,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share.  In connection with a Securities Purchase Agreement dated February 23, 2007, we issued 10,000,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share.  In connection with a Securities Purchase Agreement dated May 11, 2007, we issued 8,000,000 warrants to purchase shares of common stock.  The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share.  In connection with a Securities Purchase Agreement dated June 13, 2007, we issued 10,000,000 warrants to purchase shares of common stock.  The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share.  In connection with a Securities Purchase Agreement dated August 30, 2007, we issued 8,000,000 warrants to purchase shares of common stock.  The warrants are exercisable until five years from the date of issuance at a purchase price of $0.005 per share.

CONVERTIBLE SECURITIES

Not including approximately 71,430,000 shares of common stock issuable upon exercise of outstanding warrants, approximately 13,697,023,444 shares of common stock at current market prices would be issuable under the secured convertible notes outstanding pursuant to our September 2005 securities purchase agreement ;approximately 10,555,555,555 shares of common stock at current market prices  under the secured convertible notes outstanding pursuant to our January 2006 securities purchase agreement; approximately 2,000,000,000 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our June 2006 securities purchase agreement; approximately 3,333,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our August 2006 securities purchase agreement; approximately 2,666,666,667 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our January 1, 2007 securities purchase agreement; under the secured convertible notes outstanding pursuant to our February 15, 2007 securities purchase agreement; approximately  1,333,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our February 23, 2007 securities purchase agreement; approximately 1,333,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our May 2007 securities purchase agreement; approximately 933,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our June 2007 securities purchase agreement; approximately 545,454,545 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our August 2007 securities purchase agreement; approximately 1,600,000,000 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our December  2007 securities purchase agreement;approximately 388,888,889 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our February 2008 securities purchase agreement; approximately 1,222,222,222 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our July 2008 securities purchase agreement.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on January 23, 2006 for the sale of (i) $250,000 in secured convertible notes and (ii) warrants to buy 10,000,000 shares of our common stock.

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

 To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on February 15, 2007 for the sale of (i) $100,000 in secured convertible notes and (ii) warrants to buy 10,000,000 shares of our common stock.

The investors purchased all the secured convertible notes on February 15, 2007.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on February 23, 2007 for the sale of (i) $100,000 in secured convertible notes and (ii) warrants to buy 10,000,000 shares of our common stock.

The investors purchased all the secured convertible notes on February 23, 2007.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the sale of (i) $70,000 in secured convertible notes and (ii) warrants to buy 8,000,000 shares of our common stock.

The investors purchased all the secured convertible notes on May 11, 2007.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the sale of (i) $50,000 in secured convertible notes and (ii) warrants to buy 10,000,000 shares of our common stock.

The investors purchased all the secured convertible notes on June 12, 2007.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on August 30, 2007 for the sale of (i) $120,000 in secured convertible notes and (ii) warrants to buy 8,000,000 shares of our common stock.

The investors purchased all the secured convertible notes on August 30, 2007.

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

On August 7, 2007, the Company entered into and closed an Asset Purchase Agreement pursuant to which the Company sold its economic interest in the rights to distribute the film “American Cannibal” to The Motion Picture Group, Inc. (“MPRG”) in consideration for MPRG assuming $2,500,000 worth of the above mentioned convertible debentures.  These debentures were held by New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.

On March 10, 2008, we entered into a Securities Purchase Agreement with an accredited investor, New Millennium Capital Partners II, LLC (the “Investor”) for the sale of $35,000 in convertible notes (the “Notes”).

The Notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  Accordingly, there is in fact no limit on the number of shares into which the secured convertible notes may be converted.

On July 31, 2008, we entered into a Securities Purchase Agreement (the “Agreement”), with New Millennium Capital Partners II, LLC (“New Millennium”), AJW Partners, LLC (“AJW”), and AJW Master Fund, Ltd. (“AJW Master”), collectively (the “Investors”), whereby the Investors purchased 12% secured convertible notes (the “Notes”), in the aggregate principal amount of  $150,000.  The Notes will be funded in two tranches, the first tranche amount will be $100,000 and the second will be $50,000.  The Notes are convertible into shares of the Company’s common stock and have warrants that allow the Investors to purchase 2,400,000 shares of the Company’s common stock.

The Notes are convertible by the Investor at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

On July 31, 2008, the Company entered into an amendment agreement with the Investors, AJW Qualified Partners, LLC (“AJW Qualified”), and AJW Offshore, Ltd. (“AJW Offshore”), whereby all notes convertible into the Company’s common stock ever issued by the Company to the Investors, AJW Qualified, and AJW Offshore shall have an interest rate of 12%.  The amendment of the interest rate shall be effective as of January 1, 2008.

Penny Stock Regulation

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

Recent Sales of Unregistered Securities

On March 10, 2008, we entered into a Securities Purchase Agreement with an accredited investor, New Millennium Capital Partners II, LLC (the “Investor”) for the sale of $35,000 in convertible notes (the “Notes”).

The Notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  Accordingly, there is in fact no limit on the number of shares into which the secured convertible notes may be converted.  As of March 10, 2008, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Pink Sheets was $0.0002 and, therefore, the conversion price for the secured convertible notes was $.00005.  Based on this conversion price, the $35,000 secured convertible notes, excluding interest, were convertible into 700,000,000 shares of our common stock.    If the Company’s stock price should decrease, the Company will be required to issue substantially more shares, which will cause dilution to the Company’s existing stockholders.  There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company’s common stock.

The full principal amount of the Notes are due upon default under certain terms of such Notes. The Company is obligated to register the resale of the conversion shares issuable upon conversion of the Notes under the Securities Act of 1933, as amended, no later than thirty (30) days after receipt of written demand from the Investor.

We may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.02 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The Investor has contractually agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The Notes were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On July 31, 2008, we entered into a Securities Purchase Agreement with an accredited investors (the “Investors”) for the sale of $110,000 in convertible notes (the “Notes”).

The Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  Accordingly, there is in fact no limit on the number of shares into which the secured convertible notes may be converted.  As of July 31, 2008, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Pink Sheets was $0.0002 and, therefore, the conversion price for the secured convertible notes was $.00005.  Based on this conversion price, the $110,000 secured convertible notes, excluding interest, were convertible into 2,200,000,000 shares of our common stock.    If the Company’s stock price should decrease, the Company will be required to issue substantially more shares, which will cause dilution to the Company’s existing stockholders.  There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company’s common stock.

The full principal amount of the Notes are due upon default under certain terms of such Notes. The Company is obligated to register the resale of the conversion shares issuable upon conversion of the Notes under the Securities Act of 1933, as amended, no later than thirty (30) days after receipt of written demand from the Investor.

We may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.02 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The Investor has contractually agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The Notes were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On July 31, 2008, we amended the annual interest rate on all outstanding convertible debentures from 10% per annum to 12% effective January 1, 2008.

For the fiscal year ended December 31, 2007, we have issued 102,890,000 shares of common stock upon conversion of an aggregate principal amount of $24,515 on our convertible notes.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.  EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

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

Costs And Expenses

From our inception through December 31, 2007, we have not generated any revenues. We have incurred losses of $62,950,442 during this period. These losses stem from expenses associated principally with compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees, as well as non-cash interest and derivative liability valuation adjustments in connection with issuance of convertible debentures.

 Other Income And Expenses

Asset Purchase Agreement with Collectible Concepts Group, Inc.

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

Asset Purchase Agreement with The Motion Picture Group, Inc.

In August 2007, the Company sold its economic interest in the distribution rights of “Operation Pilot” in exchange for the assumption of $2,500,000 of convertible debentures.  The Company recognized a gain of $11,082,695 comprised of the following:

Debt assumed in sale of film distribution rights	$2,500,000
Reduction in derivative liability relating to the assumption of the convertible debentures	8,817,778
Reduction in accrued interest	730,470
Write-off of capitalized financing costs	(113,163)
Accretion adjustment relating to the assumption of the convertible debentures	(852,390)
Net gain on sale of film distribution rights	$11,082,695

Release and Consulting Agreement with Ed Litwak

As of December 31, 2006, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247.  In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December 31, 2006.  A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties in January 2007.  Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company.  At December 31, 2006, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and included in its other income. The Company made payments to Mr. Litwak in the amount of $46,000 pursuant to the Agreement during the year ended December 31, 2007. In September 2007, Mr. Litwak resigned his consulting position with the Company and waived the remaining liabilities due to him in the amount of $171,000. The Company accounted for the forgiveness of debt as other income during the year ended December 31, 2007.

Unrealized Loss of Derivatives

During the year ended December 31, 2007 and 2006, the Company recognized unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities in the amount of $3,426,968 and $12,284,854, respectively, in connection with its convertible debentures.

Interest Expenses

Net interest expenses for the year ended December 31, 2007 and 2006 amounted $1,694,465 and $2,713,138, respectively. In the 4th quarter of 2007, the Company negotiated with certain of its convertible debenture holders to settle accrued and unpaid interest. The Company did not accrue additional interest for these debentures in the 4th quarter of 2007 anticipating the interest would be settled. The final settlement was reached on December 31, 2007, the Company’s interest accruals in prior periods had exceeded the settlement amount. The Company recorded other income in the amount of $399,852 in connection with the forgiveness of interest.

Liquidity And Capital Resources

As of December 31, 2007, we had a working capital deficit of $5,995,032. As a result of our operating losses from our inception through December 31, 2007, we generated a cash flow deficit of $6,661,338 from operating activities from our inception on July 29, 1997 through December 31, 2007. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,759,711 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $567,111 of advances (net of repayments) from our officers, principal shareholders and third parties.

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

The independent auditor's report on our December 31, 2007 financial statements states that our recurring losses and default under our debt obligations raise substantial doubts about our ability to continue as a going concern.

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

We entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 2,800,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.  On August 31, 2005; the Securities Purchase Agreement was amended to increase the aggregate from $2,800,000 to $3,250,000 of convertible notes, attached warrants were increased from 2,800,000 shares of the Company’s common stock to 3,250,000 shares.  The conversion rate to the noteholder was changed from a 60% of the average of the three lowest intraday trading prices for the common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 40%.

On January 23, 2006; the Securities Purchase Agreement was again amended to increase the aggregate from $3,250,000 to $3,430,000 of convertible notes, attached warrants were increased from 3,250,000 shares of the Company’s common stock to 3,430,000 shares.  The conversion rate to the noteholder was changed from 40% of the average of the three lowest intraday trading prices for common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 30%.  On January 23, 2006, the Company issued to the investors an aggregate of $180,000 of secured convertible notes, and attached to the secured convertible notes were warrants to purchase 180,000 shares of our common stock. The Company received net proceeds of $145,000, net of related fees and costs of $35,000. Capitalized financing costs were amortized over the maturity period (three years) of the convertible notes.

        As of December 31, 2007 and 2006, the Company issued to the investors a Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

We entered into a Securities Purchase Agreement with four accredited investors on June 1, 2006 for the issuance of an aggregate of $250,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

        As of December 31, 2007, we issued to the investors a Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

We entered into a Securities Purchase Agreement with four accredited investors on August 28, 2006 for the issuance of an aggregate of $200,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

        As of December 31, 2007, the Company issued to the investors a Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

        We entered into a Securities Purchase Agreement with four accredited investors on January 1, 2007 for the issuance of an aggregate of $30,000 of convertible notes, in exchange for $30,000 of working capital these investors advanced to the Company during the year ended December 31, 2006. The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

We entered into a Securities Purchase Agreement with four accredited investors on February 15, 2007 for the issuance of an aggregate of $100,000 of convertible notes  and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

        As of December 31, 2007, the Company issued to the investors a Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

We entered into a Securities Purchase Agreement with four accredited investors on February 23, 2007 for the issuance of an aggregate of $100,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Seventh Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

       As of December 31, 2007, the Company issued to the investors a Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

We entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the issuance of an aggregate of $70,000 of convertible notes and attached to the Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

        As of December 31, 2007, we issued to the investors a Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

We entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

        As of December 31, 2007, we issued to the investors a Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

We entered into a Securities Purchase Agreement with three accredited investors on August 30, 2007 for the issuance of an aggregate of $120,000 of convertible notes, and attached to the Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

        As of December 31, 2007, we issued to the investors a Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

On March 10, 2008, we entered into a Securities Purchase Agreement with an accredited investor, New Millennium Capital Partners II, LLC (the “Investor”) for the sale of $35,000 in convertible notes (the “Notes”).

The Notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  Accordingly, there is in fact no limit on the number of shares into which the secured convertible notes may be converted.  As of March 10, 2008, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Pink Sheets was $0.0002 and, therefore, the conversion price for the secured convertible notes was $.00005.

On July 31, 2008, we entered into a Securities Purchase Agreement with an accredited investors (the “Investors”) for the sale of $110,000 in convertible notes (the “Notes”).

The Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  Accordingly, there is in fact no limit on the number of shares into which the secured convertible notes may be converted.  As of July 31, 2008, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Pink Sheets was $0.0002 and, therefore, the conversion price for the secured convertible notes was $.00005

On July 31, 2008, we amended the annual interest rate on all outstanding convertible debentures from 10% per annum to 12% effective January 1, 2008.

        For the fiscal year ended December 31, 2007, we have issued 102,890,000 shares of common stock upon conversion of an aggregate principal amount of $24,515 on our convertible notes.

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

                The securities purchase agreements we entered into in June 2004, December 2004, September 2005, January 2006, June 2006, August 2006, February 15, 2007, February 23, 2007, May 2007 and June 2007, August 2007 and July 2008 were with the same four institutional investors.  The security purchase agreement we entered into in August 2007 was with three of the four institutional investors described above.  The March 2008 security purchase agreements were entered into with New Millennium Capital Partners II, LLC.

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

At November 4, 2008, we had 1 consultant, who is our executive officer and director.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2007 or as of the date of this report.

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

Risks Relating to Our Business :

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have not generated any revenues since our inception. We incurred accumulated losses of $62,725,870 since inception. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated April 9, 2008, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of accumulated losses from inception in the amounts of $62,725,870 and being in default under the terms of our capital notes and notes payable obligations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Risks Relating to Our Current Financing Arrangement :

There Are a Large Number of Shares Underlying Our Secured Convertible Notes, and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of November 10, 2008, we had 377,258,692 shares of common stock issued and outstanding. Not including approximately 71,430,000 shares of common stock issuable upon exercise of outstanding warrants, approximately 13,697,023,444 shares of common stock at current market prices would be issuable under the secured convertible notes outstanding pursuant to our September 2005 securities purchase agreement ;approximately 10,555,555,555 shares of common stock at current market prices  under the secured convertible notes outstanding pursuant to our January 2006 securities purchase agreement; approximately 2,000,000,000 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our June 2006 securities purchase agreement; approximately 3,333,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our August 2006 securities purchase agreement; approximately 2,666,666,667 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our January 1, 2007 securities purchase agreement; under the secured convertible notes outstanding pursuant to our February 15, 2007 securities purchase agreement; approximately  1,333,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our February 23, 2007 securities purchase agreement; approximately 1,333,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our May 2007 securities purchase agreement; approximately 933,333,333 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our June 2007 securities purchase agreement; approximately 545,454,545 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our August 2007 securities purchase agreement; approximately 1,600,000,000 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our December  2007 securities purchase agreement; approximately 466,666,667 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our February 2008 securities purchase agreement;  approximately 388,888,889 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our February 2008 securities purchase agreement; approximately 1,222,222,222 shares of common stock at current market prices under the secured convertible notes outstanding pursuant to our July 2008 securities purchase agreement.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of October 27, 2008 of $0.0002.

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 70%	Issuable	Stock

25%	$0.00015	$0.000045	84,232,222,222	24,455%
50%	$0.0001	$0.00003	126,348,333,333	36,682%
75%	$0.00005	$0.000015	252,696,666,667	73,365%

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

The secured convertible notes are convertible into shares of our common stock at a 70% and greater than 70% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sell material amounts of common stock could encourage short sales by other investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

In December 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $2,800,000 principal amount of secured convertible notes. In August  2005, the Securities Purchase Agreement was amended to increase the aggregate from $2,800,000 to $3,250,000 of convertible notes, In January  2006, the Securities Purchase Agreement was again amended to increase the aggregate from $3,250,000 to $3,430,000 of convertible notes. In June 2006, we entered into a Securities Purchase Agreement for the sale of an aggregate of $250,000 principal amount of secured convertible notes.  In August 2006, we entered into a Securities Purchase Agreement for the sale of an aggregate of $200,000 principal amount of secured convertible notes. In January 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate of $30,000 principal amount of secured convertible notes. On February 15, 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate of $100,000 principal amount of secured convertible notes. On February 23, 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate of $100,000 principal amount of secured convertible notes. . In May 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate of $70,000 principal amount of secured convertible notes. . In June 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate of $50,000 principal amount of secured convertible notes. . In August 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate of $120,000 principal amount of secured convertible notes.  In December 2007, we entered into a Securities Purchase Agreement for the sale of an aggregate of $507,718 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. As discussed elsewhere herein, we are currently in default under the terms of the various securities purchase agreements and secured convertible notes, although, as of the date of filing, the investors have not exercised any of their rights, as discussed above.

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

THERE ARE RESTRICTIONS ON THE TRANSFERABILITY OF THE SECURITIES.

Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, without having to satisfy the registration requirements under the Securities Act. However, our securities currently are not eligible for the Rule 144 exemption until we satisfy the requirements under Rule 144(i). There can be no assurance that we will satisfy the requirements under Rule 144(i).

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page No .
Report of Registered Independent Certified Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and 2006	F-3
Consolidated Statements of Losses for the years ended December 31, 2007 and 2006, and for the period July 29, 1997 (date of inception) to December 31, 2007	F-4
Consolidated Statements of Deficiency in Stockholders’ Equity for the period July 29, 1997 (date of inception) to December 31, 2007	F-5 - F-13
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the period July 29, 1997 (date of inception) to December 31, 2007	F-14 - F-16
Notes to Consolidated Financial Statements	F-17 - F-37

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Pacificap Entertainment Holdings, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries (the "Company"), a development stage Company, as of December 31, 2007 and 2006 and the related consolidated statements of Income (losses), deficiency in stockholders' equity, and cash flows each of the two years in the period ended December 31, 2007, and for the period July 29, 1997 (date of inception) to December 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, and from July 29, 1997 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
  RBSM LLP
McLean, Virginia
November 10, 2008

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,151	$-
Total current assets	2,151	-

Property and equipment:
Office furniture, net of accumulated depreciation of $14,139 and $10,418 at December 31, 2007 and 2006, respectively	5,186	8,907

Other assets:
Prepaid expense	44,339	59,938
Financing Costs, net of accumulated amortization and write off of $778,084 and $570,453 at December 31, 2007 and 2006, respectively	82,206	264,837
Total other assets	126,545	324,775

Total assets	$133,882	$333,682

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$-	$250
Accounts payable and accrued expenses	2,101,074	2,610,822
Other accrued liabilities	380,000	380,000
Notes payable , current portion	3,462,876	3,526,645
Advances from related parties	5,090	222,090
Other advances	164,362	194,362
Total current liabilities	6,113,402	6,934,169

Notes payable, long-term portion	208,000	1,016,128
Derivative liability relating to convertible debentures	14,055,623	18,700,966
Warrant liability relating to convertible debentures	28,403	35,630
Total long term liabilities	14,292,026	19,752,724

Total liabilities	20,405,428	26,686,893

Commitments and contingencies	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at December 31, 2007 and 2006	-	-
Common stock, par value, $0.001 per share; 3,000,000,000 and 300,000,000 shares authorized at December 31, 2007 and 2006, respectively; 299,668,892 and 196,778,892 shares issued at December 31, 2007 and 2006, respectively	299,669	196,779
Additional paid-in-capital	42,379,227	42,457,602
Deficit accumulated during development stage	(62,950,442)	(69,007,592)
Total (deficiency in) stockholders’ equity	(20,271,546)	(26,353,211)
Total liabilities and (deficiency in) stockholders’ equity	$133,882	$333,682

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF INCOME (LOSSES)

	For the year ended December 31,		For the Period July 29, 1997 (Date of Inception) to December 31, 2007
	2007	2006

Costs and Expenses:
Selling, general and administrative	$471,243	$895,143	$16,065,107
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	29,160,000
Acquisition of Cineports.com, Inc.	-	-	2,248,461
Write-off of capitalized production costs	-	750,000	900,273
Impairment of film library	-	-	372,304
Impairment of investment	-	-	62,500
Depreciation	3,721	3,795	210,324
Total operating expenses	474,964	1,648,938	49,018,969

Loss from operations	(474,964)	(1,648,938)	(49,018,969)

Other income, net	171,000	282,247	568,004
Interest expense, net	(1,694,465)	(2,713,138)	(9,103,722)
Forgiveness of interest expenses	399,852	-	399,852
Other income from settlement of convertible debt and accrued interest in connection with sale of film distribution rights	11,082,695	-	11,082,695
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	(3,426,968)	(12,284,854)	(16,310,088)

Total other income (expenses)	6,532,114	(14,715,745)	(13,363,259)

Income (loss) from continuing operations, before income taxes and discontinued operations	6,057,150	(16,364,683)	(62,382,228)
Provision for income taxes	-	-	-

Income (loss) from continuing operations, before discontinued operations	6,057,150	(16,364,683)	(62,382,228)
Loss from discontinued operations	-	-	(352,905)
Income on disposal of discontinued operations, net	-	-	78,973

Net income (loss)	$6,057,150	$(16,364,683)	$(62,656,160)

Cumulative effect of accounting change	-	-	(294,282)

Net income (loss) applicable to common shares	$6,057,150	$(16,364,683)	$(62,950,442)

Income (loss) per share-basic	$0.02	$(0.15)

Income (loss) per share- diluted and assuming diluted	$0.00	$(0.15)

Weighted average shares outstanding used in earnings (loss) per share calculation:
Basic	285,741,221	110,486,529
Diluted	45,574,559,154	110,486,529

See the accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 19, 1997 (DATE OF INCEPTION) to DECEMBER 31, 2007
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

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	-	196,778,892	196,779	42,457,602	(69,007,592)	(26,353,211)
Shares issued in January 2007 as payment towards convertible debentures	-	-	39,870,000	39,870	(29,149)	-	10,721
Shares issued in February 2007 as payment towards convertible debentures	-		17,720,000	17,720	(12,448)	-	5,272
Shares issued in March 2007 as payment towards convertible debentures	-	-	31,010,000	31,010	(24,808)	-	6,202
Shares issued in April 2007 as payment towards convertible debentures	-	-	13,290,000	13,290	(11,120)	-	2,170
Shares issued in May 2007 as payment towards convertible debentures	-	-	1,000,000	1,000	(850)	-	150
Net Income	-	-	-	-	-	6,057,150	6,057,150
Balance at December 31, 2007	-	$-	299,668,892	$299,669	$42,379,227	$(62,950,442)	$(20,271,546)

See accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,		For the Period July 29, 1997(Date of Inception) to December 31, 2007
	2007	2006
Cash flows from operating activities:
Net income (loss) for the period from continuing operations	$6,057,150	$(16,364,683)	$(62,676,509)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	3,721	3,795	210,324
Organization and acquisition costs expensed	-	-	11,553
Other income from settlement of convertible debt and accrued interest in connection with sale of film distribution rights	(11,082,695)		(11,082,695)
Interest forgiveness by noteholders	(399,852)	-	(399,852)
Common stock issued in exchange for services	-	-	8,530,733
Non cash interest expense related to conversion and paydown of convertible debentures	24,515	62,868	567,267
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	536,235	1,556,281	3,934,319
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	3,426,968	12,284,854	16,310,088
Amortization and write off of financing costs	94,468	252,659	664,921
Amortization of prepaid interest	15,599	92,934	355,661
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Gain from extinguishment of related party debt	(171,000)	(232,247)	(403,247)
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	750,000	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Capital film costs	-	-	(750,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	(250)	250	-
Accounts payable and accrued expenses, net	1,128,292	837,287	3,765,604
Net cash (used in) operating activities	(366,849)	(756,002)	(6,661,338)

See the accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the Period July 29, 1997(Date of Inception) to December 31, 2007
	2007	2006

Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	-	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	-	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	(46,000)	96,218	363,749
Other advances, net	-	129,362	194,362
Proceeds from issuance of notes payable, net of repayments	-	-	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs, fees, payments	415,000	530,000	4,759,711
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	369,000	755,580	6,830,687

Net increase (decrease) in cash and equivalents	2,151	(422)	2,151
Cash and cash equivalents at the beginning of the period	-	422	-
Cash and cash equivalents at the end of the period	$2,151	$-	$2,151

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	-	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	24,515	62,868	567,267
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396

See the accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the Period July 29, 1997(Date of Inception) to December 31, 2007
	2007	2006
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Gain from extinguishment of related party debt		(232,247)	(612,247)
Write off of capitalized production costs	-	750,000	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable	25,000	100,000	611,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	-	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	3,426,968	12,284,854	16,310,088
Other advances converted to notes payable	30,000	-	30,000
Accrued interest converted to notes payable	507,718	-	507,718
Notes payable settled in connection with sale of film distribution rights	2,500,000	-	2,500,000
Accrued interest settled in connection with sale of film distribution rights	730,271	-	730,471
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See the accompanying notes to the consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company has accumulated losses of $62,950,442.

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

As a result of the transaction, the Company’s control changed and the Company’s new management took the following steps to restructure the Company:

·	Changed the Company’s name to Pacificap Entertainment Holdings, Inc. from Cavalcade of Sports Media, Inc.

·
Focused the Company’s efforts on developing a film financing and marketing company modeled to restructure the risk profile of film production, while maximizing the ancillary profits from marketing, merchandising and licensing.

·
The Company’s Board of Directors affected a one for thirty reverse stock split.  All references in the consolidated financial statements and notes to financial statements, numbers of shares and share amounts have been restated to reflect the reverse split.

The consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation. Additionally, the Company owns 50% of economic interest in Operation Pilot LLC. As of December 31, 2007, Operation Pilot LLC does not have operations other than being a party of a distribution rights agreement (see Note A Capitalized Film Costs).

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
DECEMBER 31, 2007 AND 2006

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the year ended December 31, 2007 common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes were considered in the calculation of the weighted average number of common shares outstanding on a fully dilutive basis.

The following reconciliation of net income and share amounts used in the computation of income per share for the year ended December 31, 2007:

Year Ended December 31, 2007
Net income used in computing basic net income per share	$6,057,150
Impact of assumed assumptions:
Gain on sale of film distribution rights attributable to extinguishment of derivative liability	(8,817,778)
Loss on derivative liability marked to fair value	3,426,968
Net income in computing diluted net earnings per share:	$666,340

The weighted average shares outstanding used in the basic net income per share computations for the year ended December 31, 2007 was 285,741,221. In determining the number of shares used in computing diluted loss per share, the Company added approximately, 45,288,817,933 potentially dilutive securities for the year ended December 31, 2007. The potentially dilutive securities added were mostly attributable to the warrants and convertible debentures outstanding. As a result, the diluted income per share for the year ended December 31, 2007 was $0.00.

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
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statements of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. SOP 00-2 requires that the following conditions must be met before the Company can recognize revenue from a sale or licensing arrangement of a film:

·	Persuasive evidence of a sale or licensing arrangement with a customer exists.

·	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

·	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

·	The arrangement fee is fixed or determinable.

·	Collection of the arrangement fee is reasonably assured.

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

During the year ended December 31, 2005, the Company completed filming of its first movie and capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at December 31, 2007 and 2006.  As described in Note A, the Company owns 50% of economic interest in Operation Pilot LLC. In October 2006, Operational Pilot LLC entered into a distribution rights agreement granting a Licensee rights to market, advertise, and promote the film. In consideration of the rights granted, Licensee will pay to the Company all gross receipts received by Licensee resulting from the exercise of rights after making deductions for distribution expenses and fees, As of December 31, 2006, the Company has determined that marketing and sale of the film is highly uncertain in the near future. Accordingly, the Company wrote off $750,000 of the carrying value of its capitalized film through a charge to operations during the year ended December 31, 2006.  In the year ended December 31, 2007, the Company sold its economic interest in Operation Pilot for $2,500,000 in assumed convertible debentures (Note I).

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited.  The Company incurred no manufacturing costs during the years ended December 31, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to December 31, 2007.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the years ended December 31, 2007 and 2006, and for the period from July 29, 1997 (date of inception) to December 31, 2007.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the years ended December 31, 2007 and 2006, and the period from July 29, 1997 (date of inception) to December 31, 2007.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred an operating net loss of $474,964 during the year ended December 31, 2007 and $1,648,938 during the year ended December 31, 2006. The Company’s current liabilities exceeded its current assets by $5,995,032 as of December 31, 2007. For the period from inception through December 31, 2007, the Company has accumulated losses of $62,950,442. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2007 and 2006.

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
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

The Company had no employee stock options issued and outstanding at December 31, 2007 and 2006. All prior awards of stock options were vested at the time of issuance in prior years.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

NOTE B - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accrued expenses	$156,469	$146,292
Accrued interest	1,944,605	2,464,530
Total	$2,101,074	$2,610,822

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2007 and 2006 is as follows:

2007	2006
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
$ 1,435,539	$1,457,247

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
909,172	1,895,900

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
131,963	48,630

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
-	22,831

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
9,973	-

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

(Continued)	2007	2006
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
	-	-

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
	$28,402	$ -

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
	14,959	-

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
	9,224	-

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
	13,479	-

Convertible notes payable (“Eleventh convertible Note”); interest rate 2% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date.   The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	-	-
	$ 2,552,711	$ 3,424,608
Less current maturities	(2,344,711)	(2,408,480)
Long term portion	$ 208,000	$ 1,016,128

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

As of December 31, 2007 and 2006, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

As of December 31, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of December 31, 2007, the Company issued to the investors a Fourth Convertible Note in the amount of $200,000, in exchange for net proceeds of $180,000, net of related fees and costs of $20,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of December 31, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

As of December 31, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Eighth Convertible Note

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

As of December 31, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Ninth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Ninth Convertible Notes”), and attached to the Ninth Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Ninth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2007, the Company issued to the investors a Ninth Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Tenth Convertible Note

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

As of December 31, 2007, the Company issued to the investors a Tenth Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE C - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Eleventh Convertible Note

The Company entered into a Securities Purchase Agreement with three accredited investors on December 31, 2007 for the issuance of an aggregate of $507,718 of convertible notes (“Eleventh Convertible Notes”).  The Eleventh Convertible Notes accrues interest at 2% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2007, the Company issued to the investors an Eleventh Convertible Note in the amount of $507,718, in exchange for $907,570 of accrued interest relating to previously issued convertible notes. Interest forgiveness in the amount of $399,852 was recorded as other income at December 31, 2007. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

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

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for identified embedded derivatives and related detachable warrants to purchase its common stock that provide for the payment of liquidated damages if the stipulated registration deadlines were not met as liabilities.

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

•	Accreted principal of $2,552,711 and $3,398,084 as of December 31, 2007 and December 31, 2006, respectively.

Aggregate maturities of long-term debt as of December 31, 2007 are as follows:

Fiscal Year	Amount
2008	$2,481,923
2009	430,000
2010	877,718
2011 and after	-
$3,789,641

During the year ended December 31, 2007, principal of the convertible notes in an aggregate amount of $24,515 was converted to the Company’s common stock.  In August 2007, the Company sold its economic interest in Operation Pilot for $2,500,000 in assumed the above convertible notes.  Extinguishment of derivative liabilities in connection with these convertible debentures amounted$ 8,817,778 (Note I). The principal amount of outstanding convertible notes payable was $3,789,641 and $5,337,247 at December 31, 2007 and December 31, 2006, respectively.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 are as follows:

	2007	2006
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
	31,250	31,250

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	52,415	52,415

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	100,000	100,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	75,000	75,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	50,000	50,000
Total	1,118,165	1,118,165
Less: current portion	(1,118,165)	(1,118,165)
Notes payable, long-term portion	$ -	$ -

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D - NOTES PAYABLE (continued)

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares. As of December 31, 2007, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding. During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest. As of December 31, 2007, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined. The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued. In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest. The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

NOTE E - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of December 31, 2007 and 2006, the Company has no preferred stock issued and outstanding. In November 2007, the Company increased the authorized shares of common stock from 300,000,000 to 3,000,000,000 shares, with a par value of $.001 per share. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remained the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has and 299,668,892 and 196,778,892 shares of common stock issued and outstanding as of December 31, 2007 and 2006, respectively.

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
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

NOTE E - CAPITAL STOCK (Continued)

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
DECEMBER 31, 2007 AND 2006

NOTE E - CAPITAL STOCK (Continued)

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
DECEMBER 31, 2007 AND 2006

NOTE E - CAPITAL STOCK (Continued)

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

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the year ended December 31, 2007 and 2006. All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 46,000,000 and 20,180,000 warrants during the year ended December 31, 2007 and 2006, respectively, in connection with issuance of convertible notes payable. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.24	2,000,000	1.52	$ 0.24	2,000,000	$ 0.24
$ 0.02	3,430,000	2.35	0.02	3,430,000	0.02
$ 0.01	10,000,000	3.41	0.01	10,000,000	0.01
$0.005	56,000,000	4.21	0.005	56,000,000	0.005
	71,430,000	3.94	$ 0.0144	71,430,000	$ 0.0144

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

All outstanding warrants were granted in connection with issuances of convertible notes (Note C). Transactions involving warrants issued to noteholders are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	5,250,000	$0.10
Granted	20,180,000	0.0075
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2006	25,430,000	$0.04
Granted	46,000,000	0.005
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	71,430,000	$0.0144

NOTE G - RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247.  In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December 31, 2006.  A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties in January 2007.  Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company.  At December 31, 2006, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and included in its other income. The Company made payments to Mr. Litwak in the amount of $46,000 pursuant to the Agreement during the year ended December 31, 2007. In September 2007, Mr. Litwak resigned his consulting position with the Company and waived the remaining liabilities due to him in the amount of $171,000. The Company accounted for the forgiveness of debt as other income during the year ended December 31, 2007.

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003.   No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at December 31, 2007 and December 31, 2006 was $5,090.  In January 2007, Mr. Riley resigned as members of the Board of Directors of the Company.

NOTE H – ASSET PURCHASE AGREEMENT

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I – SALE OF FILM DISTRIBUTION RIGHTS

In August 2007, the Company sold its economic interest in the distribution rights of “Operation Pilot” as described in Note A in exchange for the assumption of $2,500,000 of convertible debentures (Note C).  The Company recognized a gain of $11,082,695 comprised of the following:

Debt assumed in sale of film distribution rights (a)	$2,500,000
Reduction in derivative liability relating to the assumption of the convertible debentures	8,817,778
Reduction in accrued interest	730,470
Write-off of prepaid finance costs	(113,163)
Accretion adjustment relating to the assumption of the convertible debentures	(852,390)
Net gain on sale of film distribution rights	$11,082,695

(a) This arrangement settled the Fourth Convertible Note and Sixth Convertible Note in full, and $2,200,000 of the Second Convertible Note (Note C).

NOTE J - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share for the years ended December 31, 2007 and 2006:

	2007	2006
Net income loss available to Common stockholders	$6,057,150	$(16,364,683)
Basic earnings (loss) per share	$0.02	$(0.15)
Diluted earnings (loss) per share	$0.00	$(0.15)
Continuing operations	$0.02	$(0.15)
Discontinued operations	$-	$-
Weighted average common shares outstanding used in income (loss) per share calculation:
Basic	285,741,221	110,486,529
Diluted	45,574,559,154	110,486,529

In September 2003, a one (1) for thirty (30) reverse stock split of the Company’s common stock was effected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split. For the year ended December 31, 2006 common stock equivalents derived from shares issuable in conversion of the Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

NOTE K - INCOME TAXES

At December 31, 2007, the Company had federal and state net operating loss carry forwards that expire through 2027. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the year ended December 31, 2007, except for certain state and local taxes which are not based on current earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE K - INCOME TAXES (Continued)

At December 31, 2007, the significant components of the deferred tax assets are summarized below:

Net operating loss carry forwards	$20,700,000
Less: valuation allowance	(20,700,000)

Balance	$—

NOTE L - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company does not lease office or operations space.

Employment and Consulting Agreements

The Company had an employment agreement with the Company’s former President and Director, Mr. Ed Liwak during the year ended December 31, 2005. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The Company agreed to pay a base salary at the rate of not less than $120,000.00 per year. The Base Salary shall be paid in installments no less frequently than monthly. During the year ended December 31, 2006, the Company and Mr. Liwak mutually agreed to terminate the employment agreement pursuant to the “Separation, Release and Consulting Agreement “formerly signed subsequent to the date of the financials statements (Note G).

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

NOTE M - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company has incurred losses from operations of $62,950,442 from date of inception (July 29, 1997) to December 31, 2007. In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note D). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE N – SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued an aggregate of 77,589,800 shares of its common stock in exchange for approximately $5,000 in convertible debentures.

The Company entered into a Securities Purchase Agreement with four accredited investors on February 23, 2008 for the issuance of an aggregate of $35,000 of convertible notes.  The Convertible Notes accrues interest at 10% per annum and are due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

The Company entered into a Securities Purchase Agreement with three accredited investors on July 31, 2008 for the issuance of an aggregate of $110,000 of convertible notes.  The Convertible Notes accrues interest at 12% per annum and are due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.   In connection with the issuance of the Securities Purchase Agreement dated July 31, 2008, the Company issued 2,400,000,000 warrants to purchase the Company’s common stock at $0.001 per share expiring seven years from issuance.

On July 31, 2008, the Company amended the annual interest rate on all outstanding convertible debentures as described in Note C from 10% per annum to 12% effective January 1, 2008.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A (T)	CONTROLS AND PROCEDURES

a)
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

As previously disclosed in a Current Report on Form 8-K , which we filed on February 26, 2007 , as a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”), we determined that accounting errors were made in the accounting for and disclosing our its convertible debt instruments and their embedded conversion features. Upon reviewing and updating our accounting and disclosures of our convertible debt instruments , we discovered our errors.

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

Accordingly, the Company restated its financial statements for the year ended December 31, 2004 and the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 filed with the SEC disclosing and accounting for the embedded conversion option as a derivative.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2007  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria publicly available in “Internal Control-Integrated Framework Executive Summary” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2007.. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

           This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name	Age	Position
Mark Schaftlein	50	President and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

       Mark Schaftlein has been our President and Director since January 26, 2007. Mr. Schaftlein has spent the last 6 years as the Managing Director of Ocean Avenue Advisors, LLC. Ocean Avenue Advisors is a financial consulting firm whose primary focus is assisting small and micro cap companies. Prior to his tenure at Ocean Avenue Advisors Mr. Schaftlein spent 20 years in the mortgage banking industry, including 7 years with Citigroup. Mr. Schaftlein has a Bachelor of Science in Business Administration from Western Kentucky University. Mr. Schaftlein is currently a member of the board of directors of the following public companies: Globalnet Corporation, an international telecommunications services company, Epicus Communications, Inc., a telecommunications company and SP Holding Corp., a blank check shell company that recently merged with Organic Holding Company, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Pacificap Entertainment Holdings, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Pacificap Entertainment Holdings, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2007, the following persons were late in filing their Section 16 reports: Mark Schaftlein has not filed a Form 3.

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

Upon written request to the Company, we will provide a copy of our code of ethics to any person without charge

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Schaftlein, President, Principal Executive Officer (1) (3)	2007	-	-	-	-	-	-	-	0
	2006	-	-	-	-	-	-	-	0
Edward Litwak, Former President (2)	2007	-	-	-	-	-	-	-	0
	2006	$122,000	-	-	-	-	-	-	$122,000

(1) Mr. Schaftlein became our President and Director on January 26, 2007.

(2) Mr. Litwak resigned as our President and Director on January 26, 2007.

(3) In 2007, Ocean Avenue Advisors, a financial consulting firm was paid $96,000 under a Consulting Agreement with the company. For 2008, Ocean Avenue Advisors Agreement was extended through December 31, 2008.  In May, the contract was assigned to Capital Consulting, Inc., a consulting firm wholly owned by our President Mark Schaftlein.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark Schaftlein	-	-	-	-	--	-	-	-	-

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

On January 19, 2007, we entered into a Separation, Release and Consulting Agreement with Ed Litwak, our former President, pursuant to which Executive shall receive $217,000 payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month in consideration for, among other things, (i) Executive’s release of claims against the Company including, but not limited to claims involving the Broadcast Division (ii) as severance upon Executive’s ceasing to be employed by the Company and (iii) as a bonus in recognition of Executive’s past service and contributions to the Company.  Mr. Litwak will also provide us ongoing consulting services over the 64 month period.  We made payments to Mr. Litwak in the amount of $46,000 pursuant to the Agreement during the year ended December 31, 2007. In September 2007, Mr. Litwak resigned his consulting position and waived the remaining liabilities due to him in the amount of $171,000.

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

Directors did not received compensation for their services for the fiscal year ended December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on November 4, 2008 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 377,258,692 shares of common stock outstanding.

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
As a Group (1 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 14, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 377,258,692 shares issued and outstanding on November 4, 2008.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s former President and Director, Mr. Ed Litwak, has advanced funds to the Company for working capital purposes since the Company’s inception in July 1997.  No formal repayment terms or arrangements exist. The amount of the advances due Mr. Litwak at December 31, 2005 was $353,029, net of cash repayments.

As of December 31, 2007, the Company has accrued unpaid salaries and advances due Mr. Litwak in an aggregate amount of $449,247.  In the forth quarter of fiscal year 2006, Mr. Litwak agreed to receive $217,000 to settle all unpaid accrued salaries and advances as of December31, 2006.  A formal agreement, Separation, Release and Consulting Agreement (the “Agreement”), was signed by both parties subsequent to the date of the financials statements.  Pursuant to the Agreement, Mr. Litwak shall receive an aggregate amount of $217,000, payable (i) $25,000 upon the execution of the agreement and (ii) $192,000 over a 64 month period at a rate of $3,000 per month, and Mr. Litwak resigned as President and Director of the Company.  At December 31, 2007, the Company has accounted for a gain from settlement of accrued liabilities due Mr. Litwak in the amount of $232,247 and i ncluded in its other income. The Company made payments to Mr. Litwak in the amount of $46,000 pursuant to the Agreement during the year ended December 31, 2007. In September 2007, Mr. Litwak resigned his consulting position with the Company and waived the remaining liabilities due to him in the amount of $171,000. The Company accounted for the forgiveness of debt as other income during the year ended December 31, 2007.

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003.   No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at December 31, 2007 and 2006 was $5,090.  Subsequent to the date of financial statements, Mr. Riley resigned as members of the Board of Directors of the Company.

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

3.21	Articles of Amendment to the Articles of Incorporation, filed December 4, 2007.

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

4.103	Secured Convertible Note with AJW Offshore, Ltd., dated June 1, 2006.

4.104	Secured Convertible Note with AJW Partners, LLC, dated June 1, 2006.

4.105	Secured Convertible Note with AJW Qualified Partners, LLC, dated June 1, 2006.

4.106	Secured Convertible Note with New Millennium Capital Partners II, LLC, dated June 1, 2006.

4.107	Common Stock Purchase Warrant with AJW Offshore, Ltd., dated June 1, 2006.

4.108	Common Stock Purchase Warrant with AJW Partners, LLC, dated June 1, 2006.

4.109	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated June 1, 2006.

4.110	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated June 1, 2006

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

4.121
Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated May 11, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.122
Stock Purchase Warrant issued to AJW Offshore, Ltd., dated May 11, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.123
Callable Secured Convertible Note issued to AJW Partners, LLC, dated June 13, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.124
Callable Secured Convertible Note issued to AJW Master Fund, Ltd., dated June 13, 2007., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.125
Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated June 13, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.126
Stock Purchase Warrant issued to AJW Partners, LLC, dated June 13, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.127
Stock Purchase Warrant issued to AJW Master Fund, Ltd., dated June 13, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.128
Stock Purchase Warrant issued to New Millennium Capital Partners, LLC, dated June 13, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

4.129
Callable Secured Convertible Note issued to AJW Partners, LLC, dated August 30, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

4.130
Callable Secured Convertible Note issued to AJW Master Fund, Ltd., dated August 30, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

4.131
Callable Secured Convertible Note issued to New Millennium Capital PartnersII, LLC, dated August 30, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

4.132
Stock Purchase Warrant issued to AJW Partners, LLC, dated August 30, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

4.133
Stock Purchase Warrant issued to AJW Master Fund, Ltd., dated August 30,2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

4.134
Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC,dated August 30, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

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

10.6
Separation, Release and Consulting Agreement by and between Pacificap Entertainment Holdings, Inc. and Ed Litwak, dated January 19, 2007., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on January 31, 2007  and incorporated herein by reference.

10.7
Securities Purchase Agreement dated May 11, 2007 by and among the Company AJW Offshore, Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

10.8
Registration Rights Agreement dated May 11, 2007 by and among the Company and AJW Offshore, Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

10.9
Securities Purchase Agreement, dated June 13, 2007, by and among the Company, AJW Partners, LLC, AJW Master Fund, Ltd., and New Millennium Capital Partners, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

10.10
Registration Rights Agreement dated June 13, 2007, by and among the Company, AJW Partners, LLC, AJW Master Fund, Ltd., and New Millennium Capital Partners, LLC, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on June 19, 2007  and incorporated herein by reference.

10.11
Asset Purchase Agreement, dated as of August 7, 2007, by and between the Company and The Motion Picture Group, Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 9, 2007  and incorporated herein by reference.

10.12
Securities Purchase Agreement dated August 30, 2007 by and among the Company AJW Offshore, Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

10.13
Registration Rights Agreement dated August 30, 2007 by and among the Company and AJW Offshore, Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Commission on September 6, 2007  and incorporated herein by reference.

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on May 11, 2004 and incorporated herein by reference.

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by RBSM LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $68,612 and $75,473, respectively.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.

Dated: November 10 , 2008	By:	/s/ MARK SCHAFTLEIN
Mark Schaftlein
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MARK SCHAFTLEIN	President (Principal Executive	November 10, 2008
Mark Schaftlein	Officer), Director, Principal Financial
Officer and Principal Accounting Officer