Form 10-Q
period 2008-03-31
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2008-12-18
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

Commission file number 000-31048

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	33-0766069
(State of Incorporation)	(IRS Employer Identification No.)

4521 Campus Drive, Suite 562
Irvine, CA 92612
(Address of Principal Executive Offices)

(949) 706-1834
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

As of November 20, 2008, the Company had 377,258,692 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2008

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets: March 31, 2008 and December 31, 2007	F-1

Condensed Consolidated Statements of Income (Losses): Three Months Ended March 31, 2008 and 2007, and For the Period from July 29, 1997 (Date of Inception) through March 31, 2008	F-2

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through March 31, 2008	F-3- F-12

Condensed Consolidated Statements of Cash Flows: Three Months Ended March 31, 2008 and 2007, and For the Period from July 29, 1997 (Date of Inception) through March 31, 2008	F-13 - F15

Notes to Unaudited Condensed Consolidated Financial Information: March 31, 2008	F-16 -F-36

Item 2. Management Discussion and Analysis of Financial Condition Plan of Operation	1

Item 3. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

SIGNATURES	10

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,279	$2,151
Total current assets	6,279	2,151

Property and equipment:
Office furniture, net of accumulated depreciation of $14,680 and $14,139 at March 31, 2008 and December 31, 2007, respectively	4,645	5,186

Other assets:
Prepaid expense	37,820	44,339
Financing Costs, net of accumulated amortization and write off of $795,084 and $778,084 at March 31, 2008 and December 31, 2007, respectively	67,960	82,206
Total other assets	105,780	126,545

Total assets	$116,704	$133,882

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,382,215	$2,101,074
Other accrued liabilities	380,000	380,000
Notes payable , current portion	3,537,885	3,462,876
Advances from related parties	5,090	5,090
Other advances	164,362	164,362
Total current liabilities	6,469,552	6,113,402

Notes payable, long-term portion	302,390	208,000
Derivative liability relating to convertible debentures	9,691,995	14,055,623
Warrant liability relating to convertible debentures	7,100	28,403
Total long term debt	10,001,485	14,292,026

Commitments and contingencies

Total liabilities	16,471,037	20,405,428

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, par value, $0.001 per share; 3,000,000,000 shares authorized; 344,439,092 and 299,668,892 shares issued at March 31, 2008 and December 31, 2007, respectively	344,439	299,669
Additional paid-in-capital	42,337,591	42,379,227
Deficit accumulated during development stage	(59,036,363)	(62,950,442)
Total (deficiency in) stockholder's equity	(16,354,333)	(20,271,546)
Total liabilities and (deficiency in) stockholder's equity	$116,704	$133,882

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
(unaudited)

	For the three months ended March 31,		For the Period July 29, 1997 (Date of Inception) to March 31, 2008
	2008	2007

Costs and Expenses:
Selling, general and administrative	$91,117	$118,832	$16,156,224
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	29,160,000
Write off of capitalized production costs			900,273
Acquisition of Cineports.com, Inc.	-	-	2,248,461
Impairment of film library	-	-	372,304
Impairment of investment	-	-	62,500
Depreciation	541	949	210,865
Total operating expenses	91,658	119,781	49,110,627

Loss from operations	(91,658)	(119,781)	(49,110,627)

Other income, net	-	-	568,004
Interest expense, net	(414,195)	(577,084)	(9,517,917)
Forgiveness of interest expenses	-	-	399,852
Other income from settlement of convertible debt and accrued interest in connection with sale of film distribution rights	-	-	11,082,695
Unrealized gain (loss) related to adjustment of derivative and warrant liability to fair value of underlying securities	4,419,932	6,296,117	(11,890,156)

Total other income (expenses)	4,005,737	5,719,033	(9,357,522)

Income (loss) from continuing operations, before income taxes and discontinued operations	3,914,079	5,599,252	(58,468,149)
Provision for income taxes	-	-	-

Income (loss) from continuing operations, before discontinued operations	3,914,079	5,599,252	(58,468,149)
Loss from discontinued operations	-	-	(352,905)
Loss on disposal of discontinued operations, net	-	-	78,973

Net Income (loss)	$3,914,079	$5,599,252	$(58,742,081)

Cumulative effect of accounting change	-	-	(294,282)

Net income (loss) applicable to common shares	$3,914,079	$5,599,252	$(59,036,363)

Income per share-basic	$0.01	$0.02

Income per share-fully diluted	see Note A	see Note A

Weighted average shares outstanding-basic	340,175,263	244,819,781

Weighted average shares outstanding-fully diluted	135,475,193,062	22,969,031,021

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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
FOR THE PERIOD JULY 19, 1997 (DATE OF INCEPTION) to MARCH 31, 2008 (unaudited)
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
(unaudited)

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	-	299,668,892	299,669	42,379,227	(62,950,442)	(20,271,546)
Shares issued in January 2008 as payment towards convertible debentures	-	-	29,846,800	29,847	(28,056)	-	1,791
Shares issued in February 2008 as payment towards convertible debentures	-		14,923,400	14,923	(13,580)	-	1,343
Net Income	-	-	-	-	-	3,914,079	3,914,079
Balance at March 31, 2008	-	$-	344,439,092	$344,439	$42,337,591	$(59,036,363)	$(16,354,333)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2008
	2008	2007
Cash flows from operating activities:
Net income (loss) for the period from continuing operations	$3,914,079	$5,599,252	$(58,762,430)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	541	949	210,865
Organization and acquisition costs expensed	-	-	11,553
Other income from settlement of convertible debt and accrued interest in connection with sale of film rights	-	-	(11,082,695)
Interest forgiveness by noteholders	-	-	(399,852)
Common stock issued in exchange for services	-	-	8,530,733
Non cash interest expense related to conversion and paydown of convertible debentures	3,134	22,195	570,401
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	169,399	213,206	4,103,718
Unrealized loss (income) related to adjustment of derivative and warrant liability to fair value of underlying securities	(4,419,932)	(6,296,117)	11,890,156
Amortization and write off of financing costs	17,001	24,706	681,922
Amortization of prepaid interest	6,519	3,474	362,180
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Gain from extinguishment of related party debt	-	-	(403,247)
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) in:
Capital film costs			(750,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	-	(250)	-
Accounts payable and accrued expenses, net	281,142	326,141	4,046,746
Net cash (used in) operating activities	(28,117)	(106,444)	(6,689,455)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2008
	2008	2007
Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	-	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	-	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	-	-	363,749
Other advances, net	-	(28,000)	194,362
Proceeds from issuance of notes payable, net of repayments	-	-	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs, fees, payments	32,245	200,000	4,791,956
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	32,245	172,000	6,862,932

Net increase in cash and equivalents	4,128	65,556	6,279
Cash and cash equivalents at the beginning of the period	2,151	-	-
Cash and cash equivalents at the end of the period	$6,279	$65,556	$6,279

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		For the Period July 29, 1997(Date of Inception) to March 31, 2008
	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	-	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	3,134	22,195	570,401
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Gain from extinguishment of related party debt		-	(612,247)
Write off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable	-	-	611,290
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	-	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	(4,419,932)	(6,296,117)	11,890,156
Other advances converted to notes payable	-	30,000	30,000
Accrued interest converted to notes payable	-	-	507,718
Notes payable settled in connection with sale of film distribution rights	-	-	2,500,000
Accrued interest settled in connection with sale of film distribution rights	-	-	730,471
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2008, the Company has accumulated losses of $59,036,363.

The unaudited condensed consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc.  Significant intercompany transactions and accounts have been eliminated in consolidation.  Additionally, the Company owns 50% of economic interest in Operation Pilot LLC. Operation Pilot LLC does not have operations other than being a party of a distribution rights agreement (see Note A Capitalized Film Costs), which was sold during the year ended December 31, 2007 for $2,500,000 in assumed convertible debentures (Note H)..

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
    MARCH 31, 2008
(Unaudited)

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

The Company had no employee stock options issued and outstanding at March 31, 2008. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income used in computing basic net income per share	$3,914,079	$5,599,252
Impact of assumed assumptions:
Accretion of convertible debentures	169,399	213,206
Gain on derivative liability marked to fair value	(4,419,932)	(6,296,117)
Net loss in computing diluted net loss per share:	$(336,454)	$(483,659)

The weighted average shares outstanding used in the basic net income per share computations for the three month periods ended March 31, 2008 and 2007 was 340,175,263 and 244,819,781, respectively. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately 135,135,017,799 and 22,724,211,240 for the three month periods ended March 31, 2008 and 2007, respectively because the effect would be antidilutive.  The potentially dilutive securities were mostly attributable to the warrants, options and convertible debentures outstanding.

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
    MARCH 31, 2008
(Unaudited)

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

During the year ended December 31, 2005, the Company completed filming of its first movie and capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at December 31, 2007 and 2006.  As described in Note A, the Company owns 50% of economic interest in Operation Pilot LLC. In October 2006, Operational Pilot LLC entered into a distribution rights agreement granting a Licensee rights to market, advertise, and promote the film. In consideration of the rights granted, Licensee will pay to the Company all gross receipts received by Licensee resulting from the exercise of rights after making deductions for distribution expenses and fees, As of December 31, 2006, the Company has determined that marketing and sale of the film is highly uncertain in the near future. Accordingly, the Company wrote off $750,000 of the carrying value of its capitalized film through a charge to operations during the year ended December 31, 2006.  In the year ended December 31, 2007, the Company sold its economic interest in Operation Pilot for $2,500,000 in assumed convertible debentures.

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited.  The Company incurred no manufacturing costs during the periods ended March 31, 2008 and 2007, and for the period from July 29, 1997 (date of inception) to March 31, 2008.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended March 31, 2008 and 2007, and for the period from July 29, 1997 (date of inception) to March 31, 2008.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the three month periods ended March 31, 2008 and 2007, and the period from July 29, 1997 (date of inception) to March 31, 2008.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred an operating net loss of $91,658 during the three month period ended March 31, 2008 and $119,781 during the three month period ended March 31, 2007. The Company’s current liabilities exceeded its current assets by $6,463,273 as of March 31, 2008. For the period from inception through March 31, 2008, the Company has accumulated losses of $59,036,363. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2008 and December 31, 2007.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 did have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company does not expect the adoptionof SFAS No. 160 to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company does not expect the adoptionof SFAS No. 160 to have a significant impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a significant impact on its financial position, results of operations or cash flows.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

 NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2008 and December 31, 2007 is as follows:

March 31, 2008	December 31, 2007
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
$1,432,405	$1,435,539

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
987,315	909,172

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

(Continued)	March 31, 2008	December 31, 2007
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
	$152,740	$131,963

Convertible notes payable (“Fourth convertible Note”); interest rate 10% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date.   The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	12,466	9,973

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
	36,712	28,402

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
	20,776	14,959

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
	13,379	9,224

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

(Continued)	March 31, 2008	December 31, 2007
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
	$23,452	$13,479

Convertible notes payable (“Ninth convertible Note”); interest rate 2% per annum (default interest 15% per annum); due three years from the date of the note; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before but not including conversion date.   The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights
	42,194	-

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
	671	-
	$2,722,110	$2,552,711
Less current maturities	(2,419,720)	(2,344,711)
Long term portion	$302,390	$208,000

First Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate.  Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate.  During the year ended December 31, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565.  The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435.  Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes. In January 2007, the maturity of the outstanding notes was extended to December 31, 2008

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Second Convertible Note

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

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Fourth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2007 for the issuance of an aggregate of $30,000 of convertible notes (“Fourth Convertible Notes”), in exchange for $30,000 of working capital these investors advanced to the Company during the year ended December 31, 2006. The Fourth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

Fifth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on February 23, 2007 for the issuance of an aggregate of $100,000 of convertible notes (“Fifth Convertible Notes”), and attached to the Fifth Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Fifth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2007, the Company issued to the investors a Fifth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Sixth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the issuance of an aggregate of $70,000 of convertible notes (“Sixth Convertible Notes”), and attached to the Sixth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Sixth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Seventh Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Seventh Convertible Notes”), and attached to the Seventh Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Seventh Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Seventh Convertible Note (continued)

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Eighth Convertible Note

The Company entered into a Securities Purchase Agreement with three accredited investors on August 30, 2007 for the issuance of an aggregate of $120,000 of convertible notes (“Eighth Convertible Notes”), and attached to the Eighth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Eighth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

Ninth Convertible Note

The Company entered into a Securities Purchase Agreement with three accredited investors on December 31, 2007 for the issuance of an aggregate of $507,718 of convertible notes (“Ninth Convertible Notes”).  The Ninth Convertible Notes accrues interest at 2% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2007, the Company issued to the investors an Ninth Convertible Note in the amount of $507,718, in exchange for $907,570 of accrued interest relating to previously issued convertible notes. Interest forgiveness in the amount of $399,852 was recorded as other income at December 31, 2007. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

Tenth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on March 10, 2008 for the issuance of an aggregate of $35,000 of convertible notes (“Tenth Convertible Notes”). The Tenth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of March 31, 2008, the Company issued to the investors a Convertible Note in the amount of $35,000, in exchange for proceeds of $32,245. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 30 days after demand by investors.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

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

•	Accreted principal of $2,722,110 and $2,552,711 as of March 31, 2008 and December 31, 2007, respectively.

Aggregate maturities of long-term debt as of March 31, 2008 are as follows:

Fiscal Year	Amount
2008	$2,478,789
2009	430,000
2010	877,718
2011 and after	35,000
$3,821,507

During the three month period ended March 31, 2008, principal of the convertible notes in an aggregate amount of $3,134 was converted to the Company’s common stock.  In August 2007, the Company sold its economic interest in Operation Pilot for $2,500,000 in assumed the above convertible notes.  Extinguishment of derivative liabilities in connection with these convertible debentures amounted $8,817,778. The principal amount of outstanding convertible notes payable was $3,821,507 and $3,789,641 at March 31, 2008 and December 31, 2007, respectively.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008	December 31, 2007
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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE C - NOTES PAYABLE (continued)

	March 31, 2008	December 31, 2007
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
	31,250	31,250

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	52,415	52,415

Note payable on demand to accredited investor; interest payable monthly at 18% per annum; unsecured; guaranteed by the Company’s President	100,000	100,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	75,000	75,000

Note payable on demand to an investor; interest payable monthly at 10% per annum; unsecured	50,000	50,000
Total	1,118,165	1,118,165
Less: current portion	(1,118,165)	(1,118,165)
Notes payable, long-term portion	$-	$-

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares.  As of March 31, 2008, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding.  During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest.  As of March 31, 2008, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined.  The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued.  In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest.  The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

 PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)
NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2008 and December 31, 2007, the Company has no preferred stock issued and outstanding. In November 2007, the Company increased the authorized shares of common stock from 300,000,000 to 3,000,000,000 shares, with a par value of $.001 per share.. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged.  All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.  The Company has 344,439,092 and 299,668,892 shares of common stock issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.

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

 PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

In January 2008, the Company issued an aggregate of 29,846,800 shares of common stock in exchange for convertible note payable of $1,791.

In February 2008, the Company issued an aggregate of 14,923,400 shares of common stock in exchange for convertible note payable of $1,343.

NOTE E – STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2008.  All previously granted stock options expired as of December 31, 2004.

Warrants

The Company granted an aggregate of 20,180,000 and 1,850,000 warrants during the years ended December 31, 2006 and 2005, respectively, in connection with issuance of convertible notes payable. During the year ended December 31, 2007, the Company granted additional 54,000,000 warrants in connection with issuance of convertible notes payable (see Note B).  The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock, after giving effect to 1:30 reverse split in common stock in September 2003.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24	2,000,000	1.27	$0.24	2,000,000	$0.24
$0.02	3,430,000	2.10	0.02	3,430,000	0.02
$0.01	10,000,000	3.16	0.01	10,000,000	0.01
$0.005	56,000,000	3.96	0.005	56,000,000	0.005
	71,430,000	3.69	$0.0144	71,430,000	$0.0144

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE E – STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	5,250,000	$0.10
Granted	20,180,000	0.0075
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2006	25,430,000	$0.04
Granted	46,000,000	0.005
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2007	-	-
Granted	71,430,000	0.0144
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	71,430,000	$0.0144

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

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003.   No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at March 31, 2008 and December 31, 2007 was $5,090.  In January 2007, Mr. Riley resigned as members of the Board of Directors of the Company.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    MARCH 31, 2008
(Unaudited)

NOTE H – SALE OF FILM DISTRIBUTION RIGHTS

In August 2007, the Company sold its economic interest in the distribution rights of “Operation Pilot” as described in Note A in exchange for the assumption of $2,500,000 of convertible debentures (Note B).  The Company recognized a gain of $11,082,695 comprised of the following:

Debt assumed in sale of film distribution rights	$2,500,000
Reduction in derivative liability relating to the assumption of the convertible debentures	8,817,778
Reduction in accrued interest	730,470
Write-off of prepaid finance costs	(113,163)
Accretion adjustment relating to the assumption of the convertible debentures	(852,390)
Net gain on sale of film distribution rights	$11,082,695

NOTE I - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements the Company has incurred losses from operations of $59,036,363 from date of inception (July 29, 1997) to March 31, 2008.  In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J – SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued an aggregate of 32,819,600 shares of its common stock in exchange for approximately $1,000 in convertible debentures.

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

On July 31, 2008, the Company amended the annual interest rate on all outstanding convertible debentures as described in Note B from 10% per annum to 12% effective January 1, 2008.

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

As previously reported, we are in a development stage and have not yet conducted any business so as to become an income producing entity. We intend to continue utilizing capital raised from the sale of Capital Notes and or equity. Our annual report (10-KSB) filed on November 12, 2008 includes a detailed Plan of Operations for this year. That annual report can be accessed on EDGAR.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. Several important factors could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 did have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company does not expect the adoption to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company does not expect the adoption to have a significant impact on its financial position, results of operations or cash flows..

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company does not expect the adoption to have a significant impact on on its financial position, results of operations or cash flows..

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption to have a significant impact on on its financial position, results of operations or cash flows..

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

Revenues

We have generated no operating revenues from operations from our inception. We believe we may begin earning revenues from operations in 2009 as we transition from a development stage company to that of an active, operating company.

Costs And Expenses

From our inception through March 31, 2008, we have not generated any revenues. We have incurred losses of $59,036,363 during this period. These losses stem from expenses associated principally with compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees, as well as non-cash interest and derivative liability valuation adjustments in connection with issuance of convertible debentures.

Liquidity And Capital Resources

As of March 31, 2008 we had a working capital deficit of $6,463,273. As a result of our operating losses from our inception through March 31, 2008, we generated a cash flow deficit of $6,689,455 from operating activities from our inception on July 29, 1997 through March 31, 2008. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,791,956 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $558,111 from advances from our principal shareholders and third parties.

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

The Company entered into a Securities Purchase Agreement with four accredited investors on June 10, 2004 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock.  The Convertible Notes accrues interest at 10% per annum, payable and due two years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.35 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Effective August 31, 2005; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 40% rate.  Effective January 23, 2006, the terms of the notes were again changed for the remaining outstanding debt from a conversion rate of 40% (effective August 31, 2005) of the average day lowest intraday trading prices to a 30% rate.  During the year ended December 31, 2004, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,356,565.  The proceeds that the Company received was net of prepaid interest of $400,000 calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes for two years, and related fees and costs of $243,435.  Prepaid interest and capitalized financing costs were amortized over the maturity period (two years) of the convertible notes. In January 2007, the maturity of the outstanding notes was extended to December 31, 2008

The Company entered into a Securities Purchase Agreement with four accredited investors on December 17, 2004 for the issuance of an aggregate of $2,800,000 of convertible notes (“Second Convertible Notes”), and attached to the Second Convertible Notes were warrants to purchase 2,800,000 shares of the Company’s common stock.  The Second Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.  On August 31, 2005; the Securities Purchase Agreement was amended to increase the aggregate from $2,800,000 to $3,250,000 of convertible notes (“Second Convertible Notes”), attached warrants were increased from 2,800,000 shares of the Company’s common stock to 3,250,000 shares.  The conversion rate to the noteholder was changed from a 60% of the average of the three lowest intraday trading prices for the common stock on the principal market for the 20 trading dates before but not including conversion date to a rate of 40%.

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

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

The Company entered into a Securities Purchase Agreement with four accredited investors on January 1, 2007 for the issuance of an aggregate of $30,000 of convertible notes (“Fourth Convertible Notes”), in exchange for $30,000 of working capital these investors advanced to the Company during the year ended December 31, 2006. The Fourth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

The Company entered into a Securities Purchase Agreement with four accredited investors on February 23, 2007 for the issuance of an aggregate of $100,000 of convertible notes (“Fifth Convertible Notes”), and attached to the Fifth Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Fifth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2007, the Company issued to the investors a Fifth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the issuance of an aggregate of $70,000 of convertible notes (“Sixth Convertible Notes”), and attached to the Sixth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Sixth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Seventh Convertible Notes”), and attached to the Seventh Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Seventh Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with three accredited investors on August 30, 2007 for the issuance of an aggregate of $120,000 of convertible notes (“Eighth Convertible Notes”), and attached to the Eighth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Eighth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of March 31, 2008 and December 31, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with three accredited investors on December 31, 2007 for the issuance of an aggregate of $507,718 of convertible notes (“Ninth Convertible Notes”).  The Ninth Convertible Notes accrues interest at 2% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2007, the Company issued to the investors an Ninth Convertible Note in the amount of $507,718, in exchange for $907,570 of accrued interest relating to previously issued convertible notes. Interest forgiveness in the amount of $399,852 was recorded as other income at December 31, 2007. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

The Company entered into a Securities Purchase Agreement with four accredited investors on March 10, 2008 for the issuance of an aggregate of $35,000 of convertible notes (“Tenth Convertible Notes”). The Tenth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 30 days after demand by investors.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2008 or as of the date of this report.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 3 – CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company issued an aggregate of 29,846,800 shares of common stock in exchange for convertible note payable of $1,791.  In February 2008, the Company issued an aggregate of 14,923,400 shares of common stock in exchange for convertible note payable of $1,343.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
Date: December 18, 2008	By: /s/ Mark Schaftlein
Mark Schaftlein
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer