Form 10-Q
period 2008-06-30
PACIFICAP ENTERTAINMENT HOLDINGS INC
filed 2009-01-09
CIK 1129284

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

As of January 6, 2009, the Company had 377,258,692 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2008

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets: June 30, 2008 and December 31, 2007	F-1

Condensed Consolidated Statements of Losses: Three and Six Months Ended June 30, 2008 and 2007, and For the Period from July 29, 1997 (Date of Inception) through June 30, 2008	F-2

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity For the period July 29, 1997 (Date of Inception) through June 30, 2008	F-3- F-12

Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2008 and 2007, and For the Period from July 29, 1997 (Date of Inception) through June 30, 2008	F-13 - F15

Notes to Unaudited Condensed Consolidated Financial Information: June 30, 2008	F-16 -F-36

Item 2. Management Discussion and Analysis of Financial Condition Plan of Operation	1

Item 3. Controls and Procedures	7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55	$2,151
Total current assets	55	2,151

Property and equipment:
Office furniture, net of accumulated depreciation of $15,221 and $14,139 at June 30, 2008 and December 31, 2007, respectively	4,104	5,186

Other assets:
Prepaid expense	31,300	44,339
Financing Costs, net of accumulated amortization and write off of $812,262 and $778,084 at June 30, 2008 and December 31, 2007, respectively	50,782	82,206
Total other assets	82,082	126,545

Total assets	$86,241	$133,882

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,619,330	$2,101,074
Other accrued liabilities	380,000	380,000
Notes payable , current portion	3,789,544	3,462,876
Advances from related parties	5,090	5,090
Other advances	164,362	164,362
Total current liabilities	6,958,326	6,113,402

Notes payable, long-term portion	225,502	208,000
Derivative liability relating to convertible debentures	23,205,497	14,055,623
Warrant liability relating to convertible debentures	14,003	28,403
Total long term debt	23,445,002	14,292,026

Commitments and contingencies	-	-

Total liabilities	30,403,328	20,405,428

(Deficiency in) stockholders' equity:
Preferred stock, par value, $0.001 per share; 50,000,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, par value, $0.001 per share; 3,000,000,000 shares authorized; 344,439,092 and 299,668,892 shares issued at June 30, 2008 and December 31, 2007, respectively	344,439	299,669
Additional paid-in-capital	42,337,591	42,379,227
Deficit accumulated during development stage	(72,999,117)	(62,950,442)
Total (deficiency in) stockholder's equity	(30,317,087)	(20,271,546)
Total liabilities and (deficiency in) stockholder's equity	$86,241	$133,882

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		For the Period July 29, 1997 (Date of Inception) to June 30, 2008
	2008	2007	2008	2007

Costs and Expenses:
Selling, general and administrative	$42,402	$110,561	$133,519	$229,393	$16,198,626
Acquisition of Pacificap Entertainment Holdings, Inc.	-	-	-	-	29,160,000
Write off of capitalized production costs					900,273
Acquisition of Cineports.com, Inc.	-	-	-	-	2,248,461
Impairment of film library	-	-	-	-	372,304
Impairment of investment	-	-	-	-	62,500
Depreciation	541	948	1,082	1,897	211,406
Total operating expenses	42,943	111,509	134,601	231,290	49,153,570

Loss from operations	(42,943)	(111,509)	(134,601)	(231,290)	(49,153,570)

Other income, net	-	-	-	-	568,004
Interest expense, net	(399,406)	(602,551)	(813,601)	(1,179,635)	(9,917,323)
Forgiveness of interest expenses	-	-	-	-	399,852
Other income from settlement of convertible debt and accrued interest in connection with sale of film distribution rights	-	-	-	-	11,082,695
Unrealized loss related to adjustment of derivative and warrant liability to fair value of underlying securities	(13,520,405)	(18,650,464)	(9,100,473)	(12,354,347)	(25,410,561)

Total other (expenses)	(13,919,811)	(19,253,015)	(9,914,074)	(13,533,982)	(23,277,333)

Loss from continuing operations, before income taxes and discontinued operations	(13,962,754)	(19,364,524)	(10,048,675)	(13,765,272)	(72,430,903)
Provision for income taxes	-	-	-	-	-

Loss from continuing operations, before discontinued operations	(13,962,754)	(19,364,524)	(10,048,675)	(13,765,272)	(72,430,903)
Loss from discontinued operations	-	-	-	-	(352,905)
Gain on disposal of discontinued operations, net	-	-	-	-	78,973

Net loss	$(13,962,754)	$(19,364,524)	$(10,048,675)	$(13,765,272)	$(72,704,835)

Cumulative effect of accounting change	-	-	-	-	(294,282)

Net loss applicable to common shares	$(13,962,754)	$(19,364,524)	$(10,048,675)	$(13,765,272)	$(72,999,117)

Loss per share-basic and assuming fully diluted	$(0.04)	$(0.06)	$(0.03)	$(0.05)

Weighted average shares outstanding-basic and assuming fully diluted	344,439,092	298,051,529	342,307,178	271,582,704

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (Continued)
FOR THE PERIOD JULY 19, 1997 (DATE OF INCEPTION) to JUNE 30, 2008 (unaudited)

	Preferred Shares	Share Amount	Common Shares	Share Amount	Common Stock Subscription	Additional Paid in Capital	Deficit Accumulated during Development Stage	Treasury Stock	Total
Balance forward	$-	$-	89,563,261	$89,563	$-	$42,501,950	$(52,642,909)	$-	$(10,051,396)
Shares issued in May 2006 as payment towards convertible debentures	-	-	895,631	896	-	90	-	-	986
Shares issued in July 2006 as payment towards convertible debentures			4,430,000	4,430	-	265	-	-	4,695
Shares issued in August 2006 as payment towards convertible debentures			13,290,000	13,290	-	222	-	-	13,512
Shares issued in September 2006 as payment towards convertible debentures			13,290,000	13,290	-	-	-	-	13,290
Shares issued in October 2006 as payment towards convertible debentures			22,150,000	22,150	-	(8,985)	-	-	13,165
Shares issued in November 2006 as payment towards convertible debentures			31,010,000	31,010	-	(20,196)	-	-	10,814
Shares issued in December 2006 as payment towards convertible debentures			22,150,000	22,150	-	(15,744)	-	-	6,406
Net loss	-	-	-	-	-	-	(16,364,683)	-	(16,364,683)
Balance at December 31, 2006	-	$-	196,778,892	$196,779	$-	$42,457,602	$(69,007,592)	$-	$(26,353,211)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
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

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD JULY 29, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008
(unaudited)

	Preferred Shares	Share Amount	Common Shares	Share Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total
Balance forward	-	-	299,668,892	299,669	42,379,227	(62,950,442)	(20,271,546)
Shares issued in January 2008 as payment towards convertible debentures	-	-	29,846,800	29,847	(28,056)	-	1,791
Shares issued in February 2008 as payment towards convertible debentures	-		14,923,400	14,923	(13,580)	-	1,343
Net Loss	-	-	-	-	-	(10,048,675)	(10,048,675)
Balance at June 30, 2008	-	$-	344,439,092	$344,439	$42,337,591	$(72,999,117)	$(30,317,087)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,		For the Period July 29, 1997(Date of Inception) to June 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss for the period from continuing operations	$(10,048,675)	$(13,765,272)	$(72,725,184)
Loss from discontinued operations	-	-	(352,905)
Disposal of business segment, net	-	-	78,974
Adjustments to reconcile net losses to net cash (used in) operating activities:
Cumulative effect of accounting change	-	-	294,282
Depreciation	1,082	1,897	211,406
Organization and acquisition costs expensed	-	-	11,553
Other income from settlement of convertible debt and accrued interest in connection with sale of film rights	-	-	(11,082,695)
Interest forgiveness by noteholders	-	-	(399,852)
Common stock issued in exchange for services	-	-	8,530,733
Non cash interest expense related to conversion and paydown of convertible debentures	3,134	24,515	570,401
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in exchange for interest	-	-	45,906
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Reverse of notes payable liability in dispute	-	-	15,280
Accretion of convertible debentures	344,170	462,181	4,278,489
Unrealized loss (income) related to adjustment of derivative and warrant liability to fair value of underlying securities	9,100,473	12,354,347	25,410,561
Amortization and write off of financing costs	34,179	58,614	699,100
Amortization of prepaid interest	13,039	6,798	368,700
Impairment of film library	-	-	372,304
Write-off of acquired asset	-	-	5,000
Write-off of un-collectable other receivable	-	-	30,000
Gain from extinguishment of related party debt	-	-	(403,247)
Debt forgiveness from creditors	-	-	(139,992)
Write-off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Expenses paid by principal shareholders	-	-	117,015
(Increase) decrease in:
Capital film costs			(750,000)
Increase (decrease) in:
Cash disbursed in excess of available funds	-	(250)	-
Accounts payable and accrued expenses, net	518,257	630,279	4,283,861
Net cash (used in) operating activities	(34,341)	(226,891)	(6,695,679)

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,		For the Period July 29, 1997(Date of Inception) to June 30, 2008
	2008	2007
Cash flows from investing activities:
Acquisition of film library and footage production costs	-	-	(183,080)
Acquisition of office furniture	-	-	(19,325)
Cash acquired in connection with acquisition	-	-	35,207
Net cash (used in) investing activities	-	-	(167,198)

Cash flows from financing activities:
Advances from related parties, net of repayments	-	-	363,749
Other advances, net	-	(37,000)	194,362
Proceeds from issuance of notes payable, net of repayments	-	-	1,240,665
Proceeds from issuance of long-term convertible debt, net of costs, fees, payments	32,245	315,000	4,791,956
Proceeds from issuance of common stock	-	-	272,200
Net cash provided by financing activities	32,245	278,000	6,862,932

Net increase (decrease) in cash and equivalents	(2,096)	51,109	55
Cash and cash equivalents at the beginning of the period	2,151	-	-
Cash and cash equivalents at the end of the period	$55	$51,109	$55

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,		For the Period July 29, 1997(Date of Inception) to June 30, 2008
	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-	$96,807
Cash paid during the period for taxes	-	-	-
Common stock issued in exchange for services	-	-	8,530,733
Common stock issued in exchange for previously incurred debt	-	-	233,498
Common stock issued in conversion of convertible debt	3,134	24,515	570,401
Common stock issued in exchange for interest expense	-	-	45,906
Common stock issued in exchange for accrued interest	-	-	146,617
Common stock issued in exchange for expenses paid by shareholders	-	-	192,500
Common stock issued in connections with acquisition of Pacificap	-	-	29,160,000
Common stock issued in connection with acquisition of Battleship VFX, Inc.	-	-	91,642
Common stock issued in exchange for financing expenses	-	-	284,392
Common stock issued in connection with acquisition of Cineports	-	-	1,197,396
Warrants issued in connection with acquisition of Cineports	-	-	1,051,065
Stock options issued in exchange for services rendered	-	-	661,365
Preferred stock issued in exchange for services	-	-	855
Conversion of preferred stock	-	-	(855)
Write off of acquired asset	-	-	5,000
Write off of un-collectable other receivable	-	-	30,000
Debt forgiveness from creditors	-	-	(139,992)
Gain from extinguishment of related party debt		-	(612,247)
Write off of capitalized production costs	-	-	900,273
Write off of other investment previously paid with common stock	-	-	62,500
Impairment of film library	-	-	372,304
Expenses paid by principal shareholders	-	-	117,015
Common stock issued in exchange for shareholder advances	-	-	45,500
Capitalized financing costs in connection with issuance of long-term convertible notes payable	2,755	5,000	614,045
Prepaid interest expense in connection with issuance of long-term convertible notes payable	-	-	400,000
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	9,100,473	12,354,347	25,410,561
Other advances converted to notes payable	-	30,000	30,000
Accrued interest converted to notes payable	-	-	507,718
Notes payable settled in connection with sale of film distribution rights	-	-	2,500,000
Accrued interest settled in connection with sale of film distribution rights	-	-	730,471
Acquisition:
Assets acquired	-	-	379,704
Goodwill	-	-	490,467
Liabilities assumed	-	-	(588,027)
Common stock Issued	-	-	(282,144)
Net cash paid for acquisition	$-	$-	$-
Liabilities disposed of in disposition of business, net	$-	$-	$79,374
Net cash received in disposition of business	$-	$-	$-
Acquisition of Pacificap:
Assets acquired	-	-	-
Liabilities assumed	-	-	-
Acquisition costs	-	-	29,160,000
Common stock issued	-	-	(29,160,000)
Net cash paid for acquisition	$-	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Pacificap Entertainment Holdings, Inc. (the “Company”), formerly Cavalcade of Sports Media, Inc., is in the development stage and its efforts in the past have been principally devoted to developing a sports entertainment business, which will provide 24 hours per day broadcasting from a library of nostalgic sports films and footage to paid subscribers.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2008, the Company has accumulated losses of $72,999,117.

The unaudited condensed consolidated financial statements include the accounts of Pacificap Entertainment Holdings, Inc. and its wholly-owned subsidiaries, Cavalcade of Sports Network, Inc, Cineports.com, Inc., Sports Broadcasting Network, Inc. and Ethnic Broadcasting Company, Inc.  Significant intercompany transactions and accounts have been eliminated in consolidation.  Additionally, the Company owns 50% of economic interest in Operation Pilot LLC. Operation Pilot LLC does not have operations other than being a party of a distribution rights agreement (see Note A Capitalized Film Costs), which was sold during the year ended December 31, 2007 for $2,500,000 in assumed convertible debentures (Note H).

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Net income (loss) per share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three and six- month period ended June 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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
    JUNE 30, 2008
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

During the year ended December 31, 2005, the Company completed filming of its first movie and capitalized film costs in the amount of $750,000. All capitalized film costs were in production costs, the Company had no released, completed and not released, or in development or preproduction costs capitalized at December 31, 2007 and 2006.  As described in Note A, the Company owns 50% of economic interest in Operation Pilot LLC. In October 2006, Operational Pilot LLC entered into a distribution rights agreement granting a Licensee rights to market, advertise, and promote the film. In consideration of the rights granted, Licensee will pay to the Company all gross receipts received by Licensee resulting from the exercise of rights after making deductions for distribution expenses and fees, As of December 31, 2006, the Company has determined that marketing and sale of the film is highly uncertain in the near future. Accordingly, the Company wrote off $750,000 of the carrying value of its capitalized film through a charge to operations during the year ended December 31, 2006.  In the year ended December 31, 2007, the Company sold its economic interest in Operation Pilot for $2,500,000 in assumed convertible debentures (Note H).

Manufacturing Costs

The Company follows the policy of charging manufacturing and/or duplication costs of products for sale, such as videocassettes and digital video discs, to expense on a unit-specific basis when the related product revenue is recognized. The Company will at each balance sheet date, evaluate inventories of such products for net realizable value and obsolescence exposures, with appropriate adjustments recorded as necessary. The Company follows the policy of charging the cost of theatrical film prints to expense over the period benefited.  The Company incurred no manufacturing costs during the periods ended June 30, 2008 and 2007, and for the period from July 29, 1997 (date of inception) to June 30, 2008.

Exploitation Costs and Advertising

The Company accounts for advertising costs in accordance with the provisions of SOP 93-7, Reporting on Advertising Costs. All other exploitation costs, including marketing costs, are expensed as incurred. The Company incurred no advertising costs during the periods ended June 30, 2008 and 2007, and for the period from July 29, 1997 (date of inception) to June 30, 2008.

PACIFICAP ENTERTAINMENT HOLDINGS, INC
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred an operating net loss of $134,601 during the six month period ended June 30, 2008 and $231,290 during the six month period ended June 30, 2007. The Company’s current liabilities exceeded its current assets by $6,958,271 as of June 30, 2008. For the period from inception through June 30, 2008, the Company has accumulated losses of $72,999,117. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

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
    JUNE 30, 2008
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

NOTE B – CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2008 and December 31, 2007 is as follows:

June 30, 2008	December 31, 2007
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
1,065,458	909,172

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

(Continued)	June 30, 2008	December 31, 2007
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
	$173,516	$131,963

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
	14,959	9,973

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
	45,023	28,402

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
	26,594	14,959

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
	17,534	9,224

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

(Continued)	June 30, 2008	December 31, 2007
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
	$33,424	$13,479

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
	84,388	-

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
	3,580	-
	$2,896,881	$2,552,711
Less current maturities	(2,671,379)	(2,344,711)
Long term portion	$225,502	$208,000

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
    JUNE 30, 2008
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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Fifth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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
    JUNE 30, 2008
(Unaudited)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Seventh Convertible Note (continued)

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors an Ninth Convertible Note in the amount of $507,718, in exchange for $907,570 of accrued interest relating to previously issued convertible notes. Interest forgiveness in the amount of $399,852 was recorded as other income at December 31, 2007. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

Tenth Convertible Note

The Company entered into a Securities Purchase Agreement with four accredited investors on March 10, 2008 for the issuance of an aggregate of $35,000 of convertible notes (“Tenth Convertible Notes”). The Tenth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. As of June 30, 2008, the Company issued to the investors a Convertible Note in the amount of $35,000, in exchange for proceeds of $32,245. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 30 days after demand by investors.

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
    JUNE 30, 2008
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

•	Accreted principal of $2,896,881 and $2,552,711 as of June 30, 2008 and December 31, 2007, respectively.

Aggregate maturities of long-term debt as of June 30, 2008 are as follows:

Fiscal Year	Amount
2008	$2,478,789
2009	430,000
2010	877,718
2011 and after	35,000
$3,821,507

During the six month period ended June 30, 2008, principal of the convertible notes in an aggregate amount of $3,134 was converted to the Company’s common stock.  In August 2007, the Company sold its economic interest in Operation Pilot for $2,500,000 in assumed the above convertible notes.  Extinguishment of derivative liabilities in connection with these convertible debentures amounted $8,817,778. The principal amount of outstanding convertible notes payable was $3,821,507 and $3,789,641 at June 30, 2008 and December 31, 2007, respectively.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008	December 31, 2007
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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)

NOTE C - NOTES PAYABLE (continued)

	June 30, 2008	December 31, 2007
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

(a) During the year ended December 31, 2004, one of the note holders claimed that the common shares that the noteholder received in prior years in connection with conversion of $10,000 of notes payable had low market value and demanded the Company to issue additional shares.  As of June 30, 2008, the Company has not yet resolved the issue with the noteholder and has accounted for the $10,000 of notes payable as notes payable outstanding.  During the year ended December 31, 2003, the Company issued an aggregate of 127,038 shares of its common stock to note holders in exchange for notes payable and unpaid accrued interest.  As of June 30, 2008, the conversion of debt to equity has not been completed and the additional numbers of shares to be issued are still to be determined.  The Company accounted the 127,038 shares issued to notes holders during the year ended December 31, 2003 as financing expenses at the fair market value of the time the shares were issued.  In January 2004, the Company issued an aggregate of 145,166 shares of its common stock to note holders in exchange for accrued interest.  The shares were valued at $146,617, which approximately the fair market value at the day the shares were issued.

 PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)
NOTE D - CAPITAL STOCK

The Company has authorized 50,000,000 shares if preferred stock, with a par value of $.001 per share. As of June 30, 2008 and December 31, 2007, the Company has no preferred stock issued and outstanding. In November 2007, the Company increased the authorized shares of common stock from 300,000,000 to 3,000,000,000 shares, with a par value of $.001 per share.. On September 4, 2003, the Company effected a one one-for-thirty reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged.  All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.  The Company has 344,439,092 and 299,668,892 shares of common stock issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.

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
    JUNE 30, 2008
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
    JUNE 30, 2008
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
    JUNE 30, 2008
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
    JUNE 30, 2008
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
   JUNE 30, 2008
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

In January 2008, the Company issued an aggregate of 29,846,800 shares of common stock in exchange for convertible note payable of $1,791.

In February 2008, the Company issued an aggregate of 14,923,400 shares of common stock in exchange for convertible note payable of $1,343.

NOTE E – STOCK OPTIONS AND WARRANTS

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2008.  All previously granted stock options expired as of December 31, 2004.

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

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24	2,000,000	1.02	$0.24	2,000,000	$0.24
$0.02	3,430,000	1.85	0.02	3,430,000	0.02
$0.01	10,000,000	2.92	0.01	10,000,000	0.01
$0.005	56,000,000	3.74	0.005	56,000,000	0.005
	71,430,000	3.49	$0.0144	71,430,000	$0.0144

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
    JUNE 30, 2008
(Unaudited)

NOTE E – STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	5,250,000	$0.10
Granted	20,180,000	0.0075
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2006	25,430,000	$0.04
Granted	46,000,000	0.005
Exercised	-	-
Canceled or expired		-
Outstanding at December 31, 2007	-	-
Granted	71,430,000	0.0144
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	71,430,000	$0.0144

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

The Company’s former Chairman of the Board, Mr. Michael Riley, paid $90,090 of office expenses on behalf of the Company during the year ended December 31, 2003.   No formal repayment terms or arrangements exist. The Company has repaid Mr. Riley from time to time, and the net amount of the advances due at June 30, 2008 and December 31, 2007 was $5,090.  In January 2007, Mr. Riley resigned as members of the Board of Directors of the Company.

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
    JUNE 30, 2008
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

NOTE I - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements the Company has incurred losses from operations of $72,999,117 from date of inception (July 29, 1997) to June 30, 2008.  In addition, the Company is currently in default under the terms of the Capital Notes and notes payable obligations (Note C). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Costs And Expenses

From our inception through June 30, 2008, we have not generated any revenues. We have incurred losses of $72,999,117 during this period. These losses stem from expenses associated principally with compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service (legal and accounting) fees, as well as non-cash interest and derivative liability valuation adjustments in connection with issuance of convertible debentures.

Liquidity And Capital Resources

As of June 30, 2008 we had a working capital deficit of $6,858,271. As a result of our operating losses from our inception through June 30, 2008, we generated a cash flow deficit of $6,695,679 from operating activities from our inception on July 29, 1997 through June 30, 2008. Cash flows used in investing activities was $167,198 during this period. We met our cash requirements during this period through the private placement of $272,200 of common stock, $4,791,956 (net of repayments) and $1,240,665 from the issuance of convertible and capital notes, respectively, and $558,111 from advances from our principal shareholders and third parties.

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

The independent auditor's report on our December 31, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Second Convertible Note in the aggregate amount of $3,430,000, in exchange for net proceeds of $2,939,146, net of related fees and costs of $490,854. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.  In January 2007, the maturity of the outstanding notes was extended to December 31, 2008.

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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Third Convertible Note in the amount of $250,000, in exchange for net proceeds of $205,000, net of related fees and costs of $45,000. The capitalized financing costs are amortized over the maturity period (three years) of the convertible notes. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants.

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

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Fifth Convertible Note in the amount of $100,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on May 11, 2007 for the issuance of an aggregate of $70,000 of convertible notes (“Sixth Convertible Notes”), and attached to the Sixth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Sixth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Sixth Convertible Note in the amount of $70,000, in exchange for proceeds of $65,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with four accredited investors on June 12, 2007 for the issuance of an aggregate of $50,000 of convertible notes (“Seventh Convertible Notes”), and attached to the Seventh Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock.  The Seventh Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Seventh Convertible Note in the amount of $50,000, in exchange for proceeds of $50,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with three accredited investors on August 30, 2007 for the issuance of an aggregate of $120,000 of convertible notes (“Eighth Convertible Notes”), and attached to the Eighth Convertible Notes were warrants to purchase 8,000,000 shares of the Company’s common stock.  The Eighth Convertible Notes accrues interest at 10% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2008 and December 31, 2007, the Company issued to the investors a Eighth Convertible Note in the amount of $120,000, in exchange for proceeds of $100,000.  Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing, which will include the common stock underlying the secured convertible notes and the warrants

The Company entered into a Securities Purchase Agreement with three accredited investors on December 31, 2007 for the issuance of an aggregate of $507,718 of convertible notes (“Ninth Convertible Notes”).  The Ninth Convertible Notes accrues interest at 2% per annum (15% if the Company is in default under the terms of the note agreement), payable and due three years from the date of the note.  The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of June 30, 2008 and December 31, 2007, the Company issued to the investors an Ninth Convertible Note in the amount of $507,718, in exchange for $907,570 of accrued interest relating to previously issued convertible notes. Interest forgiveness in the amount of $399,852 was recorded as other income at December 31, 2007. Pursuant to the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days after closing.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2008 or as of the date of this report.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 3 – CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PACIFICAP ENTERTAINMENT HOLDINGS, INC.
Date: January 6, 2009	By: /s/ Mark Schaftlein
Mark Schaftlein
President (Principal Executive Officer), Director, Principal Financial Officer, Principal Accounting Officer